Form 10-Q
period 1997-09-30
PRIORITY HEALTHCARE CORP
filed 1997-12-05
CIK 1037975

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    September 30, 1997

                               OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
             Commission file number:   000-23249


                   PRIORITY HEALTHCARE CORPORATION
        (Exact name of registrant as specified in its charter)


             Indiana                               35-1927379
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

                      285 West Central Parkway, Suite 1704
                          Altamonte Springs, FL  32714
                     (Address of principal executive offices)
                                   (Zip Code)

                                 (407) 869-7001
                          (Registrant's telephone number,
                              including area code)


                                    No Change
              (Former name, former address and former fiscal year,
                          if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      x          No _________

As of December 3, the number of shares outstanding of each of the issuer's classes of common stock were as follows:

     Class A common stock - 10,214,286
     Class B common stock -  2,300,922


      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      PRIORITY HEALTHCARE CORPORATION
                    CONSOLIDATED STATEMENTS OF EARNINGS
                     (000's omitted except share data)
                              (unaudited)

                                                        Nine-month                     Three-month period
                                                        period ended                        ended
                                                  1997               1996            1997             1996
Net sales                                   $   169,300       $   108,704      $   60,703       $   43,356
Cost of products sold                           152,280            96,625          54,831           38,678
Gross profit                                     17,020            12,079           5,872            4,678
Selling,general and administrative                7,623             6,113           2,663            2,104
Depreciation and amortization                       988               755             332              255
Earnings from operations                          8,409             5,211           2,877            2,319
Interest expense, net (primarily related
party)                                              832               296             334              126
Earnings before income taxes                      7,577             4,915           2,543            2,193
Provision for income taxes                        3,031             1,966           1,018              877
Net earnings                                  $   4,546         $   2,949       $   1,525        $   1,316

Pro forma earnings per share                   $   0.41          $   0.25        $   0.14         $   0.12
Pro forma average shares outstanding         11,180,138        10,668,297      11,317,648       10,821,085


                 (See accompanying notes to consolidated
                          financial statements)

                      PRIORITY HEALTHCARE CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                    (000's omitted except share data)
                                 (unaudited)

                                             September     December
                                                   30,          31,
                                                  1997         1996
ASSETS
Current assets:
 Cash                                          $   213     $   1,656
 Accounts receivable, less allowance for
 doubtful accounts of $887 for 1997
 and $815 for 1996                              42,224       29,541
 Finished goods inventory                       17,629       16,132
 Deferred income taxes                             480          451
 Other current assets                              520          152
                                                61,066       47,932

Fixed assets, at cost                            2,612        2,138
 Less: accumulated depreciation                 (1,271)        (804)
                                                 1,341        1,334
Intangibles, net                                 7,556        7,954
  TOTAL ASSETS                              $   69,963    $   57,220

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Payable to parent                          $   15,101     $   9,290
 Accounts payable                               18,416       16,449
 Other current liabilities                       2,020        1,401
                                                35,537       27,140
Long-term obligations                              310          560
Deferred income taxes                              170          120
Subordinated note payable to parent              6,000

Shareholders equity:
Preferred stock, no par value, 5,000,000
shares authorized, none issued and outstanding
Common stock
 Class A, $.01 par value, 15,000,000
 shares authorized, 10,214,286
 issued and outstanding                            102          102
 Class B, $.01 par value, 40,000,000
shares authorized, none issued and outstanding
Additional paid in capital                      22,598       22,598
Retained earnings                                5,246        6,700
  Total shareholders equity                     27,946       29,400
Commitments and contingencies
  TOTAL LIABILITIES AND SHAREHOLDERS
  EQUITY                                    $   69,963  $   57,220

             (See accompanying notes to consolidated
                       financial statements)

                    PRIORITY HEALTHCARE CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (000's omitted except share data)
                             (unaudited)

                                                          Nine-month
                                                          period ended
                                                          September 30,
                                                  1997                 1996
Cash flow from operating activities:
  Net income                                 $   4,546            $   2,949
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
    Depreciation and amortization                  988                  755
    Deferred income taxes                           21                 (122)

Change in assets and liabilities,
  net of acquisition:
  Accounts receivable                          (12,005)              (8,193)
  Finished goods inventory                      (1,101)                 533
  Accounts payable                               1,228                1,141
  Other current assets and liabilities             126                   76
    Net cash used by operating activities       (6,197)              (2,861)

Cash flow from investing activities:
  Purchase of fixed assets and other assests      (474)                (277)
  Acquisition of business                         (333)
    Net cash used by investing activities         (807)                (277)

Cash flow from financing activities:
  Payments on long-term obligations               (250)                   7
  Net increase in payable to parent              5,811                2,756
Net cast provided by financing activities        5,561                2,763

Net increase (decrease) in cash                 (1,443)                (375)
Cash at beginning of period                      1,656                1,359
Cash at end of period                          $   213              $   984

               (See accompanying notes to consolidated
                    financial statements)

PRIORITY HEALTHCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three and nine-month periods ended September 30, 1997 and 1996 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

2. The IV-1, Inc. ("IV-1") and IV-One Services, Inc. ("IV-One Services") subsidiaries of the Company have been named as defendants in a second amended counterclaim filed by Amgen, Inc. ("Amgen") on May 14, 1996, in the Circuit Court of the Eighteenth Judicial District of Seminole County, Florida. Amgen has asserted that these entities tortiously interfered with a license agreement (the "License Agreement") between Amgen and Ortho Pharmaceutical Corporation ("Ortho"). Pursuant to this agreement, Amgen licensed Ortho to sell EPO for use in the treatment of non-dialysis patients, while Amgen reserved the exclusive right to sell EPO for use in the treatment of dialysis patients. Amgen has asserted that, prior to the purchase of IV-1 and IV-One Services by the Company, these entities induced Ortho to sell EPO to them for resale in the dialysis market in contravention of the License Agreement. Amgen has also alleged that IV-1 and IV-One Services were involved in a civil conspiracy to circumvent the terms of the License Agreement to allow the resale of EPO to the dialysis market. Furthermore, Amgen has asserted unfair competition claims against IV-1, including that IV-1 manufactured and distributed unapproved prefilled syringes of EPO and another product manufactured by Amgen in container systems unapproved by Amgen. Amgen did not specify a time frame for the acts complained of in the civil conspiracy and unfair competition allegations. In each count, Amgen has demanded an unspecified amount of compensatory damages, including costs and interest.

The Company believes that the former owners of IV-1, IV-One Services and Charise Charles are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the former owners have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the former owners of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the former owners of Charise Charles is limited to no more than $2.0 million. As of September 30, 1997, approximately $89,000 of claims for indemnification had been submitted to the former owners. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company,

3. On November 14, 1995, an investigator for the FDA, accompanied by an inspector from the State of Florida Board of Pharmacy, inspected the Company's pharmacy in Altamonte Springs, Florida. At the end of the inspection, the FDA investigator issued an FDA Form-483, which is the form used by FDA investigators to identify any observed or suspected noncompliance with the laws administered by the agency. The FDA Form-483 identified the facility as a pharmacy/repackager and listed three observations related to certain requirements that the FDA typically imposes on manufacturers of sterile products. The Company advised the FDA in December 1995 that the Company believes it is not, within the statutory or regulatory meaning of these terms, a repackager or a manufacturer. A second inspection of the same facility occurred on June 26, 1997, in which the FDA investigator was again accompanied by Florida pharmacy authorities. The FDA investigator issued a substantially identical FDA Form-483 at the end of that inspection. The Florida State Board of Pharmacy did not issue any deficiencies regarding the operations of the Altamonte Springs pharmacy in either of these inspections.

On March 16, 1992, the FDA issued a Compliance Policy Guide (CPG 460.200), which explains the criteria the FDA uses to distinguish between pharmacy operations that are properly regulated under the state law and drug manufacturing regulated by the FDA. The Company's response to the FDA in December 1995 cited this CPG and explained the Company's contention that, according to the FDA's own criteria, the facility is a pharmacy properly regulated under state and local laws.

The criteria that differentiate drug manufacturing from pharmacy operations are uncertain under the current state of the law. If the Company is correct and its operations are limited to those engaged in by pharmacies, there should be no material adverse effect from the FDA Form-483s because the Company believes it is currently in compliance in all material respects with applicable state and local laws. If the Company is deemed to be a sterile product manufacturer or a sterile product repackager, the Company would be subject to additional regulatory requirements. Because the FDA does not currently have clear guidance or regulations on this subject, the FDA or other legal authorities could decide that the Company must file for approval of a New Drug Application. Such an event could have a material adverse effect on the Company.

Alternatively, the agency could determine that the Company is a sterile products repackager and promulgate regulations or publish guidance respecting such entities. In that event, the Company would likely have to comply with that portion of the FDA requirements that covers the repackaging operations of sterile product manufacturers. These requirements may include stability validation, expiration dating, sterility control, sterile product environmental monitoring, and good manufacturing practices including appropriate employee training related to the foregoing. The Company believes that the cost of compliance with such requirements would not be material to the Company's operations. However, there can be no assurance that other conditions or requirements would not be imposed that would have a material adverse effect on the Company.

4. In October and November of 1997, the Company sold an aggregate of 2,300,00 shares of Class B Common Stock in an initial public offering (the "Offering") for $13.485 per share after underwriting discount but before expenses of the offering. The aggregate net proceeds of approximately $31 million are being used to pay expenses of the Offering, estimated at $750,000, repay indebtedness of approximately $16.7 million to the Company's parent, Bindley Western Industries ("BWI") and for working capital and general corporate purposes, including potential acquisitions.



5. Certain adjustments to historical net earnings are necessary to calculate the pro forma net earnings. The net effect of the pro forma adjustments for the nine-month periods ended September 30, 1997 and 1996 and the three-month periods ended September 30, 1997 and 1996 were increases (decreases) to net earnings of $77,000, (247,000), $63,000 and (66,000), respectively and include:

  a. Additional costs required to present the Company as if it had operated as a stand alone entity. These costs include incremental legal, audit, risk management and administrative costs.

  b. The elimination of the interest expense associated with the payable to BWI. The Company used a portion of the proceeds of the Offering to liquidate this indebtedness.

  c. Additional interest expense attributable to the $6.0 million note payable on the dividend declared March 31, 1997, as if the note was outstanding January 1, 1996.

  d. The effective tax rate derived from the income tax expense for the Company's historical statements was applied to the pro forma adjustments to determine the income tax expense or benefit associated with those adjustments.

The pro forma average shares outstanding were calculated assuming that all of the shares of the Class A Common Stock and the number of shares of Class B Common Stock required to be issued (i) to liquidate the average interest bearing payable to BWI and (ii) to replace the amount in capital by which the March 31, 1997 dividend declared to BWI exceeded the most recent twelve-month earnings were outstanding as of January 1, 1996. The number of shares required to be issued to liquidate the payable to BWI was calculated by dividing the average balance of the interest bearing payable to BWI by the estimated net proceeds per share of the Offering. The number of shares required to be included as a result of the dividend was calculated by dividing the amount by which the dividend exceeded cumulative net income for the twelve-month period ended September 30, 1997 by the estimated net proceeds per share of the Offering.

Pro forma earnings per share has been calculated by dividing pro forma net earnings by pro forma average shares outstanding.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements.

     Certain statements included in this quarterly report, which are not historical facts, are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private/Securities Litigation Reform Act of 1995. These forward looking statements involve certain risks and uncertainties including, but not limited to, changes in interest rates, competitive pressures, changes in customer mix, financial stability of major customers, investment procurement opportunities and changes in government regulations or the interpretation thereof, which could cause actual results to differ from those in the forward looking statements.

Results of Operations.

     On August 7, 1997, the Company acquired substantially all of the assets of Grove Way Pharmacy, Inc., a specialty distributor of vaccines. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the financial statements from the date of acquisition. The purchase price and results of operations for the pre-acquisition periods were not material to the Company.

     Net sales increased to $169.3 million in the first nine-months of 1997 from $108.7 million in the first nine-months of 1996, an increase of 56%. The increase was generated from a 40% increase in sales of Priority Pharmacy and a 57% increase in sales of Priority Distribution. The net sales increased to $60.7 million in the three-months ended September 30, 1997, from $43.4 million in the three-months ended September 30, 1996, an increase of 40%. The increase was generated from a 20% increase in sales of Priority Pharmacy and a 42% increase in sales of Priority Distribution. The growth reflected primarily the addition of new customers, new product introductions, additional sales to existing customers and, to a lesser extent, inflationary price increases.

     Gross margin increased to $17.0 million in the first nine-months of 1997 from $12.1 million in the first nine-months of 1996, an increase of 41%. Gross margin as a percentage of net sales decreased in the first nine-months of 1997 to 10.1% from 11.1% in the first nine-months of 1996. Gross margins increased to $5.9 million in the three-months ended September 30, 1997, from $4.7 million in the three-months ended September 30, 1996, an increase of 26%. Gross margin as a percentage of net sales decreased in the three-months ended September 30, 1997, to 9.7% from 10.8% in the three-months ended September 30, 1996. The increase in gross margin reflected increased sales by both Priority Distribution and Priority Pharmacy. The decrease in gross margin as a percentage of net sales was primarily attributable to the change in sales mix resulting from the significant increase in sales by Priority Distribution which generated lower gross margins than those of Priority Pharmacy. Competition continues to exert pressure on margins, particularly those of Priority Distribution.

     Selling, general and administrative ("SGA") expense increased to $7.6 million in the first nine-months of 1997 from $6.1 million in the first nine-months of 1996, a 25% increase. However, SGA expense as a percentage of net sales decreased to 4.5% in the first nine-months of 1997 from 5.6% in the first nine-months of 1996. SGA expense increased to $2.7 million for the three-months ended September 30, 1997, from $2.1 million for the three-months ended September 30, 1996, a 27% increase. However, SGA expense as a percentage of net sales decreased to 4.4% in the three-months ended September 30, 1997, from 4.9% in the three-months ended September 30, 1996. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management. The decrease in SGA expense as a percentage of net sales resulted from revenue growth in excess of the fixed portion of SGA expense.

     Depreciation and amortization ("D&A") increased to $988,000 in the first nine-months of 1997 from $755,000 in the first nine-months of 1996, an increase of 31%. D&A increased to $332,000 for the three-months ended September 30, 1997, from $255,000 for the three-months ended September 30, 1996, an increase of 30%. The increase was primarily the result of depreciation of new equipment, particularly in management information systems.

     Interest expense increased to $832,000 in the first nine-months of 1997 from $296,000 in the first nine-months of 1996; and increased to $334,000 for the three-months ended September 30, 1997, from $126,000 for the three-months ended September 30, 1996. This expense is primarily related to financing provided to the Company by BWI. The first nine-months of 1997 and the three-months ended September 30, 1997, include $218,000 and $109,000 of interest due on the subordinated note issued to BWI on March 31, 1997. The interest expense on the intercompany borrowings was calculated by applying the BWI's average incremental borrowing rate to the average outstanding borrowings. During the first nine-months of 1997 and 1996, the average outstanding balances were $12.4 million and $ 5.7 million, respectively, and the average incremental borrowing rate was 6.4% and 6.4%, respectively. During the three-months ended September 30, 1997 and 1996, the average outstanding balances were $ 14.2 million and $
7.7 million, respectively, and the average incremental borrowing rate was 6.4% and 6.2%, respectively.

     The Company participates in the consolidated federal and state income tax returns filed by BWI. BWI charges federal and state income tax expense to the Company as if the Company filed its own separate federal and state income tax returns. The provision for income taxes represented 40% of earnings before taxes for both the first nine-months of 1997 and 1996, and the three-months ended September 30, 1997 and 1996.

Liquidity - Capital Resources.

Net cash used by operating activities. The Company's operations required $6.2 million in cash for the nine-months ended September 30, 1997. Accounts receivable increased $12.0 million, primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Inventory increased $1.1 million due to incremental purchases necessary to serve the increased customer base and to maximize purchasing opportunities. The $1.2 million increase in accounts payable partially reduced the cash requirements for accounts receivable and inventory; this increase is attributable to the timing of payments and the increase in inventory. The Company anticipates that its operations will continue to require cash to fund its growth. Depreciation and amortization totaled $988,000.

     Net cash used by investing  activities.      Capital expenditures during
the first nine months of 1997 totaled $474,000. The Company expects that capital expenditures during the last three months of 1997 will be approximately $211,000 and during 1998 will be approximately $550,000. The company anticipates that these expenditures will relate primarily to the opening of the Grove City, Ohio distribution center and to the purchase of computer hardware and software and telecommunications equipment.

     Effective August 7, 1997, the Company acquired substantially all of the operating assets and assumed most of the liabilities of Groveway Pharmacy, Inc., a specialty distributor of vaccines and injectables located in Castro Valley, CA. The acquisition was not considered material and the amount expended approximated the fair value of the net assets acquired.

Net cash provided by financing activities. The Company's payable to BWI increased by $5.8 million, primarily to fund the cash used by operating activities.

     The Company's principal capital requirements have been to fund working capital needs to support internal growth, for acquisitions and for capital expenditures. The Company's principal working capital needs are for inventory and accounts receivable. Management controls inventory levels in order to minimize carrying costs and maximize purchasing opportunities. The Company sells inventory to its customers on various payment terms. This requires significant working capital to finance inventory purchases and entails accounts receivable exposure in the event any of its major customers encounter financial difficulties. Although the Company monitors closely the creditworthiness of its major customers, there can be no assurance that the Company will not incur some collection loss on major customer accounts receivable in the future.

     Historically, the Company has financed its operations through capital contributions and advances from BWI. These advances were repaid with a portion of the proceeds of the Company's Offering. In connection with the Offering, BWI has made available to the Company a $30.0 million line of credit, which the Company may utilize until December 31, 1998. Outstanding principal amounts under the line will bear interest, payable quarterly, at a rate equal to the rate then paid by BWI under its primary line of credit agreement.

     Management believes that the net proceeds from the Offering, together with cash from operations and borrowings from BWI, will be sufficient to meet the Company's working capital needs for at least two years.



PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

     (d) Use of Proceeds

     The Company's Registration Statement on Form S-1 (File No. 333-34463) was declared effective on October 23, 1997. On October 24, 1997, the Company commenced the Offering of its Class B Common Stock, par value $.01 per share ("Class B Common Stock"). The managing underwriters for the Offering were Raymond James and Associates, Inc. and Wheat, First Securities, Inc. The Company registered 2,300,000 shares of Class B Common Stock, for an aggregate price to the public of the amount registered of $33,350,000. All of the 2,300,000 shares of Class B Common Stock registered were offered and sold by the Company. On October 29, 1997, the Company closed on 2,000,000 of such shares of Class B Common Stock, and the aggregate offering price to the public of such amount was $29,000,000. The underwriters subsequently exercised in full their over-allotment option to purchase the remaining registered and unsold shares of Class B Common Stock, and on November 25, 1997, the Company sold the remaining 300,000 shares of Class B Common Stock with an aggregate offering price to the public of $4,350,000. Therefore, the Offering was completed following the sale of all 2,300,000 shares of Class B Common Stock registered, at an aggregate offering price to the public of $33,350,000.

     Through December 5, 1997, the aggregate amount of expenses incurred for the Company's account in connection with the issuance and distribution of its Class B Common Stock was approximately $3,084,500, including $2,334,500 in underwriting discounts and commissions and $750,000 in other estimated offering expenses. Included in the other offering expenses is approximately $140,000 that was paid to BWI for services provided by BWI to facilitate the marketing and sale of the Offering. None of the other expenses were direct or indirect payments to affiliates.

     The net offering proceeds to the Company, after deducting the estimated total expenses, were approximately $30,265,500. As of December 5, 1997, approximately $16.7 million of the net offering proceeds have been used to repay indebtedness to BWI,approximately $7.3 million of the proceeds have been advanced to BWI and approximately $750,000 of the proceeds have been paid for expenses of the Offering. The balance of the net offering proceeds has been invested in interest bearing investment grade securities.




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 11     Computation of Pro forma Earnings Per Share (filed herewith)
     Exhibit 27     Financial Data Schedule (filed herewith)


(b)  Reports on Form 8-K

     None.



     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


December 5, 1997                 PRIORITY HEALTHCARE CORPORATION

                              BY /s/ Donald J. Perfetto
                                     Donald J. Perfetto
                                     Vice President and Chief Financial
                                     Officer