Form 10-K405
period 1997-12-31
PRIORITY HEALTHCARE CORP
filed 1998-03-27
CIK 1037975

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934
                 For the fiscal year ended December 31, 1997
                                     OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ----------

                       Commission file number 000-23249

                       PRIORITY HEALTHCARE CORPORATION
           (Exact name of registrant as specified in its charter)

         INDIANA                                      35-1927379
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


285 WEST CENTRAL PARKWAY                              32714
ALTAMONTE SPRINGS, FLORIDA                         (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code:  (407) 869-7001

         Securities registered pursuant to Section 12(b) of the Act:
                                    NONE

         Securities registered pursuant to Section 12(g) of the Act:
                    CLASS B COMMON STOCK, $.01 PAR VALUE
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    X
                  ---
                                 $38,911,550

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock on March 13, 1998 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                 10,214,286

Number of shares of Class A Common Stock, $.01 par value, outstanding at March 13, 1998.

                                  2,300,922

Number of shares of Class B Common Stock, $.01 par value, outstanding at March 13, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:


          IDENTITY OF DOCUMENT             PART OF FORM 10-K INTO WHICH
                                            DOCUMENT IS INCORPORATED

Definitive Proxy Statement for the Annual            PART III
       Meeting of Shareholders
       to be held May 21, 1998

                       PRIORITY HEALTHCARE CORPORATION
                         Altamonte Springs, Florida

             Annual Report to Securities and Exchange Commission
                              December 31, 1997

                                   PART I


ITEM 1. BUSINESS.

BACKGROUND

     Priority Healthcare Corporation ("Priority" or the "Company") was formed by Bindley Western Industries, Inc. ("BWI") on June 23, 1994 as an Indiana corporation to focus on the distribution of products and provision of services to the alternate site segment of the healthcare industry. The Company conducts the business activities of alternate site healthcare companies acquired by BWI or the Company in five transactions since February 1993. The principal executive offices of the Company are located at 285 West Central Parkway, Altamonte Springs, Florida 32714 and its telephone number at that address is
(407) 869-7001. On October 29, 1997, the Company consummated an initial public offering of its Class B Common Stock (the "Offering"). Unless otherwise indicated, "Priority" and the "Company" refer to Priority Healthcare Corporation and its subsidiaries, and "BWI" refers to Bindley Western Industries, Inc. and its subsidiaries other than the Company.


ACQUISITION HISTORY

     Effective as of February 28, 1993, BWI acquired substantially all of the assets of Charise Charles, Ltd., Inc. ("Charise Charles"), a specialty wholesale distributor of oncology and renal care biopharmaceuticals located in Altamonte Springs, Florida. On October 6, 1993, BWI acquired substantially all of the assets of PRN Medical, Inc. ("PRN"), a specialty wholesale distributor of renal care supplies and dialysis equipment located in Orlando, Florida. In August 1994, PRN was combined with Charise Charles as part of the formation of the Company. On October 31, 1994, the Company acquired the stock of 3C Medical, Inc. ("3C"), a specialty distributor of acute dialysis products located in Santa Ana, California. Effective January 1, 1995, the Company acquired all of the outstanding stock of IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc. (collectively, the "IV One Companies"), three related companies located in Altamonte Springs, Florida that provided specialty pharmacy and other related healthcare services. On August 6, 1997, the Company acquired substantially all of the assets of Grove Way Pharmacy, Inc. ("Grove Way Pharmacy"), a specialty distributor of vaccines located in Castro Valley, California.

     The operations of Charise Charles, PRN, 3C and Grove Way Pharmacy are now included in the Company's Priority Healthcare Distribution division ("Priority Distribution"). The IV One Companies now comprise the Priority Pharmacy Services division ("Priority Pharmacy").

GENERAL

     Priority is a national distributor of specialty pharmaceuticals and related medical supplies to the alternate site healthcare market and is a provider of patient-specific, self-injectable biopharmaceuticals and disease treatment programs to individuals with chronic diseases. Through Priority Distribution, the Company sells over 3,500 SKUs of specialty pharmaceuticals and medical supplies to outpatient renal care centers and office-based physicians in the oncology and infectious disease markets. With the acquisition of Grove Way Pharmacy, Priority Distribution has entered the vaccine market. Priority Distribution offers value-added services to meet the specific needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures, offering automated order entry services and offering customized distribution for group accounts. From distribution centers in Altamonte Springs, Florida, Santa Ana, California and Grove City, Ohio, Priority

Distribution services over 2,000 customers in all 50 states and Puerto Rico, including approximately 550 office-based oncologists and 800 renal dialysis clinics.

     Through Priority Pharmacy, the Company fills individual patient prescriptions for self-injectable biopharmaceuticals for over 1,400 patients. These patient-specific prescriptions are filled at two licensed pharmacies in Altamonte Springs, Florida, where the Company reconstitutes in syringes the components of the biopharmaceuticals, according to manufacturer's instructions, and ships these products directly to the patient overnight in specialized packages. Priority Pharmacy also provides disease treatment programs for hepatitis, melanoma, cancer, human growth deficiency and the complications of HIV. Management believes that it is the only provider that offers this range of services on a nationwide basis.

     Priority's net sales have increased from $79.6 million in 1993 to $231.0 million in 1997. In the same period, operating income has increased from $2.1 million in 1993 to $11.4 million in 1997. The Company's objective is to continue to grow rapidly and enhance its market position as a leading specialty distributor by capitalizing on its business strengths and pursuing the following strategy: (i) continue to focus on and further penetrate the alternate site market; (ii) enter new markets by distributing new product categories and patient-specific biopharmaceuticals; (iii) accelerate growth of its higher margin, patient-specific pharmacy business by leveraging relationships with existing distribution customers; (iv) maintain intense cost control while investing in infrastructure; and (v) pursue acquisitions to complement existing product offerings or further penetrate markets.

INDUSTRY AND MARKET OVERVIEW

     Priority sells the majority of its products and services into two large and growing markets--oncology and chronic renal dialysis. The Company also operates in certain segments of the infectious disease market and, with the acquisition of Grove Way Pharmacy, has entered the vaccine market. The common characteristics of these markets is that most products are administered in an alternate site setting by physicians or the patients themselves and require specialized shipping and support services.

     Industry Overview. The alternate site supply market is fragmented with many public and private companies focusing on different product or customer niches. Few companies offer a wide range of pharmaceuticals and related supplies targeted to multiple customer groups, specifically renal dialysis clinics and office-based physicians. Historically, cancer therapy, renal dialysis and most other treatments for chronic and life-threatening medical conditions were administered almost exclusively in a hospital inpatient setting. During the 1990s, the frequency with which these treatments have been administered outside the hospital has increased dramatically in response to cost containment efforts and the introduction of new biopharmaceutical products, such as interferon, erythropoietin ("EPO") and cancer drugs.

     The service needs of office-based physicians and clinics differ markedly from those of the hospital market, creating logistical challenges and increasing administrative costs for those offices. Office-based physicians and clinics generally order relatively small quantities of drugs at irregular intervals and do not have inventory management systems or sufficient pharmacy staffing. Challenges facing these caregivers include providing necessary administrative and financial resources, managing relationships with multiple suppliers, managing inventories, billing patients and third-party payors, and monitoring new clinical developments. The Company believes that the shift from hospital-based to office-based or home-based care delivery has created a significant opportunity, particularly in the oncology, renal dialysis, vaccine and homecare markets.

     Oncology. According to the American Cancer Society, in 1996 approximately
1.3 million new cases of cancer were diagnosed and approximately 550,000 deaths were attributed to cancer in the United States. The principal treatments for cancer are surgery and a regimen of pharmaceutical treatments. Surgery typically involves hospitalization, but radiation and chemotherapy are increasingly being delivered in alternate site settings such as the physician office and the home.

     The National Cancer Institute estimates that direct medical costs for the treatment of cancer in the United States totaled $35 billion in 1996. Frost & Sullivan estimated the U.S. market for oncology pharmaceuticals to be

$4.1 billion in 1996 and projected it to grow at a compound annual rate of 13.2% from 1996 through 2003. The Company believes that the office-based segment of the cancer pharmaceutical market represents approximately 25% of such market and has been growing faster than the cancer pharmaceutical market. Growth in the cancer pharmaceutical market is expected to be driven by the continued introduction of new pharmaceuticals and increases in the incidence of cancer. In 1995, over 200 drugs for cancer and cancer-related conditions were in development and in 1996, 30 diagnostic or therapeutic biopharmaceuticals (including biopharmaceuticals other than cancer biopharmaceuticals) received FDA approval for marketing in the United States as compared to the previous record number of eight in 1995. In addition, the overall incidence of cancer is expected to increase as the average age of the U.S. population continues to increase. According to the National Institutes of Health ("NIH"), over 50% of all cancers are diagnosed in people age 65 or over.

     Renal Dialysis. End stage renal disease is characterized by the irreversible loss of kidney function and requires kidney transplantation or routine dialysis treatment (either periodialysis or hemodialysis), which involves removing waste products and excess fluids from the blood. According to the Health Care Financing Administration ("HCFA"), as of December 31, 1995, over 80% of dialysis patients were receiving hemodialysis in outpatient treatment centers. Hemodialysis typically utilizes various specialty pharmaceuticals and related medical supplies as part of the treatment. Hemodialysis treatments usually last three hours and are performed three times a week at over 3,000 outpatient facilities in the United States. According to the HCFA, the number of patients in the United States that received renal dialysis treatments grew from approximately 157,000 in 1992 to approximately 200,000 at the end of 1995, a compound annual growth rate of approximately 8%. The medication most frequently prescribed to hemodialysis patients is EPO, which stimulates the production of red blood cells, as well as Calcijex (calcium), INFeD (iron), hepatitis vaccine and other nutrient compounds. The Company estimates that in 1996 the United States market for EPO alone exceeded $1 billion. Growth in this market is driven by the general aging of the population, favorable reimbursement trends and proposed regulatory changes, expansion of ancillary services, and increased managed care contracts.

     Vaccine Market. The worldwide vaccine market currently exceeds $3 billion annually, and is expected to grow to $7 billion by 2001, according to SmithKline Beecham, one of the leading vaccine manufacturers. The Company estimates that pediatric vaccines represent 40% of the world market, and hepatitis vaccines represent over 20% of the world market.

     The Omnibus Budget Reconciliation Act of 1993 created the Vaccines for Children ("VFC") program, which was implemented on October 1, 1994. The VFC program provides vaccines at no cost for children up to 18 years of age who are Medicaid enrolled, have no health insurance or are native American Indian or Alaskan. In addition, children who have health insurance that does not cover immunizations are eligible if they receive vaccines at a Federally Qualified Health Center or a Rural Health Clinic. Since most states have already established contracts for VFC distribution, the Company intends to focus its efforts initially on the estimated 40% of pediatric vaccines administered by private practice physicians and on the adult vaccine market, particularly hepatitis vaccines.

     Growth in the vaccine market is expected to be driven by the growth of combination pediatric vaccines, travelers' vaccines, vaccines for adolescent protection, vaccines for the elderly and vaccines to treat chronic infectious disease and cancer.

     Infectious Disease. Priority operates in the infectious disease market, principally through the sale of interferon for the treatment of hepatitis C. NIH estimates that nearly four million Americans are infected with hepatitis C and that approximately 30,000 new acute hepatitis C infections occur each year. According to NIH, the incidence of hepatitis C infection appears to be declining from its peak in 1989. However, because only 25% to 30% of new hepatitis C infections are currently diagnosed, as estimated by NIH, the Company believes the treated portion of this population is likely to increase as awareness of hepatitis disease management programs increases. According to NIH, hepatitis C is responsible for 8,000 to 10,000 deaths annually and is currently the leading reason for liver transplantation in the United States.

BUSINESS STRENGTHS

     Priority believes the following represent the Company's business strengths and have been the principal factors in the Company's business success to date.

     Knowledgeable Sales, Marketing and Support Staff. The Company has a well-trained, knowledgeable telemarketing and sales support staff of approximately 35 full-time associates, with over five years of experience on average. The Company's sales support staff and telemarketers are most experienced in the areas of renal care and oncology. Priority holds frequent meetings and training sessions with its suppliers to enable the sales and support staff to be well-informed about current and new biopharmaceuticals. The sales and support staff provides not only superior and knowledgeable customer service, but also promotes the sale of new products.

     Clinical Expertise. The Company provides disease treatment programs to patients and physicians through its highly trained clinical staff of patient care coordinators, pharmacists and nurses. These personnel are available for ongoing consultation with the patient and the dispensing physician regarding the patient's therapy and progress seven days a week, 24 hours a day. In order to serve the specific needs of its customers, Priority operates two licensed pharmacies, one of which has been accredited with commendation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO").

     Broad Product Offerings to Targeted Markets. Priority sells over 3,500 SKUs of pharmaceuticals and medical supplies which enable the Company to provide "one-stop shopping" to its customers. Priority targets its selling efforts of this broad range of products and services to customers in alternate site settings, such as office-based physicians and renal dialysis clinics. The Company continually evaluates new products that it can add to its offerings to continue to meet the needs of these specialized markets.

     Commitment to Customer Service. The Company is committed to providing superior customer service that includes shipping products ordered before 6 p.m. for delivery the next day and filling 99% of its orders within one day of being ordered. Priority's software enables its salespeople to quickly determine product availability, pricing, customer order history and billing information. In addition, Priority Pharmacy provides patient education, counseling and follow-up with 24-hour on-call nurses to assist its patients in better understanding and complying with their treatments.

     Efficient Infrastructure. In the last two years, Priority has focused considerable time and expense on building an infrastructure, including computer systems and training, that would enable the Company to operate efficiently and manage rapid growth. Management also focuses on tightly controlling expenses and is constantly re-evaluating the efficiency of its operations, including purchasing and distribution.


GROWTH STRATEGY

     The Company's objective is to continue to grow rapidly and enhance its market position as a leading specialty distributor by capitalizing on its business strengths and pursuing the following strategy.

     Continue to focus on and further penetrate the alternate site market. By focusing on the alternate site market, the Company has targeted growth segments of the health care industry. The Company intends to increase its alternate site market presence by expanding its product and service offerings, increasing its sales and marketing personnel and focusing on group accounts.

     Enter new markets by distributing new product categories and patient-specific biopharmaceuticals. The Company plans to selectively enter new markets through new program offerings, such as its disease treatment programs for melanoma and human growth hormone. In addition, by targeting chronic disease therapies that require patient-specific, self-injectable biopharmaceuticals, the Company continues to expand its markets.

     Accelerate growth of its higher margin, patient-specific pharmacy business by leveraging relationships with existing distribution customers. The Company has over 2,000 customers, including physicians focusing on renal care, oncology, infectious disease and human growth hormone deficiency. The Company believes that a number of physicians that order supplies from the Company also treat patients who require patient-specific, self-injectable biopharmaceuticals. The Company's information database identifies these cross-selling opportunities, and Priority believes it is well-positioned to capture incremental revenue from these customers.

     Maintain intense cost control while investing in infrastructure. The Company's goal is to remain a low cost provider of specialty distribution products yet increase the value-added services it provides to customers such as 24-hour on-call nurse support, patient counseling, specialized shipping and software to its larger customers. The Company's selling, general and administrative expense was only 4.6% of revenues in 1997 even as the Company continued to invest in its infrastructure.

     Pursue acquisitions to complement existing product offerings or further penetrate markets. The Company believes that the highly fragmented specialty distribution industry affords it an opportunity to grow through selective acquisitions. By acquiring complementary businesses, the Company can increase its customer base, expand its product and geographic scope and leverage its existing infrastructure. For example, the acquisition of Grove Way Pharmacy has enabled the Company to target the distribution of vaccines into the alternate site market.


PRODUCTS AND SERVICES

     Priority Distribution. Priority Distribution provides a broad range of services and supplies to meet the needs of the alternate site market, including the outpatient renal care market, office-based oncology market and other physician office specialty markets such as infectious disease. Priority Distribution offers value-added services to meet the specialized needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures and offering automated order entry services and customized group account distribution. Priority Distribution distributes its products from distribution centers in Altamonte Springs, Florida, Santa Ana, California and Grove City, Ohio. The Company sells over 3,500 SKUs of pharmaceuticals such as EPO, Calcijex and INFeD and related medical supplies such as dialyzers, blood tubing, fistula needles, IV sets, transducers, tape and sponges. During 1997, approximately 29% of the Company's revenues were attributable to sales of EPO to the renal care market. EPO for the renal care market is available from only one manufacturer, Amgen. Priority Distribution services over 2,000 customers located in all 50 states and Puerto Rico, including approximately 550 office-based oncologists and 800 renal dialysis clinics.

     Priority believes its knowledgeable salesforce provides a competitive advantage when selling into the alternate site market. Since a majority of customer orders are placed by telephone, the Company offers its customers a toll-free telephone number and fax line and is beginning to use electronic data interchange ("EDI") ordering capability to accept electronically transmitted orders. Orders typically are received by the Company's telemarketing sales and service personnel who use PC-based computer systems to enter customer orders, and to access product information, product availability, pricing, promotions and the customer's buying or referral history. As part of the Company's commitment to superior customer service, the Company offers its customers ease of order placement. Once an order is received, it is electronically sent to the appropriate distribution center where it is filled and shipped. The Company estimates that approximately 98% of all items are shipped without back ordering, and that 99% of all orders received before 6 p.m. are shipped on the same day that the order is received. See "--Sales and Marketing."

     Priority Distribution has licensed comprehensive catalog ordering and inventory management software from a national software company. The license allows Priority Distribution to use the software in the Company's facilities and to place the software in customer offices. Priority has already placed this software on the systems of 13 customers. This software allows a customer to determine product availability and transmit orders via EDI directly to the Company's computers, which the Company believes should increase ordering efficiencies and accuracy. Management intends to customize the software to further enhance its value to its customers and its own operations. The Company believes that the installation of these information systems within customers' facilities should, over time, solidify Priority Distribution's long-term relationship with its customers.

     Priority Pharmacy. Priority Pharmacy provides patient-specific, self-injectable biopharmaceuticals and related disease treatment programs to individuals with chronic diseases. Through two licensed pharmacies in Altamonte Springs, Florida, Priority Pharmacy fills patient-specific prescriptions by reconstituting the biopharmaceuticals into syringes and shipping them via overnight delivery in special shipping containers to maintain appropriate temperatures. These services are provided in combination with the Company's disease treatment programs, through which the Company's pharmacy and nursing staff provide education, counseling and other services to patients. Management is not aware of any other provider that offers the same services as Priority Pharmacy on a nationwide basis.

     Priority Pharmacy currently provides disease treatment programs for various diseases, including hepatitis and cancer, with biopharmaceuticals that primarily consist of Interferon, a synthetic biopharmaceutical used to treat hepatitis B and C, Octreotide, a synthetic hormone used to treat diarrhea associated with intestinal peptide tumors, and Epoetin Alfa, a synthetic biopharmaceutical used to treat anemia. Priority Pharmacy also recently began dispensing Filgrastin, Saragramostin and human growth hormone and continues to evaluate adding more products.

     The disease treatment programs provided by the Company offer a number of advantages to patients, physicians, third-party payors and drug manufacturers. The advantages include: (i) increasing patient compliance with the recommended therapy, thereby avoiding more costly future treatments; (ii) facilitating patient education required to prepare and administer the products; (iii) reducing the potential for patient errors in dosing or wastage of product; (iv) decreasing patient or caregiver anxiety; (v) reducing the overall cost of delivery; and (vi) collecting better outcomes data.

     The Company's telemarketing efforts focus on marketing to physician offices where new patient referrals occur. Upon referral, patients are contacted via telephone by the Company's intake nurses who explain the program and provide education on self-injection techniques, side effects and potential drug interactions. Following the initial prescription delivery, patients are contacted by patient care coordinators who assess patient compliance and progress, inquire regarding any potential side effects, arrange the next scheduled prescription delivery, verify the shipping address, listen to patient concerns and direct questions to the Company's clinical staff. The Company's pharmacists and registered nurses are available for ongoing consultation with the patient and the dispensing physician regarding the patient's therapy and progress seven days a week, 24 hours a day.

     All parenteral, or injectable, prescriptions are prepared in sterile conditions under class 100 laminar flow hoods. Licensed pharmacists verify the prescription with the prescribing physician and recheck the prescription before shipping. In order to ensure the safe delivery of prescriptions to the patient, the Company telephones the patient several days before shipping to confirm that the patient or another person will be at home to receive the package immediately upon delivery. In addition, the Company requires the overnight delivery service to obtain a signed receipt before leaving the drugs at a residence.

     In order to respond to the specific needs of its customers, Priority Pharmacy maintains two licensed pharmacies. One pharmacy is accredited with commendation by JCAHO. The JCAHO pharmacy responds to the needs of customers and payors that require JCAHO-accredited services. The Company's IV-1, Inc. nursing program is also accredited with commendation by JCAHO. The Company's pharmacy and nursing programs maintain a planned and systematic Quality Assessment and Quality Improvement ("QAQI") Program, which provides a means for monitoring and evaluating the care and services provided to patients. Through the QAQI Program, the Company strives to promote continuous quality improvement. A multi-departmental QAQI Committee meets quarterly and is responsible for the collection and review of quality data, which it presents on a quarterly basis to the Company's Clinical Advisory Board and on an annual basis to the Company's Chief Executive Officer.

     Year 2000 Compliance. The Company is in the process of conducting a thorough review of its computer systems to identify and address all code changes, testing, and implementation procedures necessary to make its systems year 2000 compliant. The Company presently believes that with modifications to existing software, the year 2000 problem will pose no significant operational problems for the Company's computer systems as so modified and converted, and the Company expects to be fully compliant by the end of fiscal 1998. There can be no assurance, however, that the systems of other companies with which the Company transacts business will be updated or converted in a timely manner, or that such failure will not have a material adverse effect on the Company's operations. The Company estimates that during fiscal 1998 the cost of this project, which includes the cost of updating non-compliant code, will be immaterial to the Company's results of operations and cash flows.

SALES AND MARKETING

     The Company employs approximately 35 full-time telemarketing and sales support staff personnel with an average of five years of experience. The Company strives to generate new customers and solidify existing customer relationships through frequent direct marketing contact that emphasizes the Company's broad product lines in specialty markets, competitive prices, responsive service and ease of order placement. The Company telemarkets to dialysis centers, oncology clinics and physician offices. The Company also has five key account managers who target larger customers. The Company also links the Priority Distribution and Priority Pharmacy databases to facilitate cross-selling efforts between the two divisions. The Company believes that there is a significant opportunity to provide its specialty pharmacy services to patients of physicians that currently order supplies from Priority Distribution.

     The Company's sales personnel service both in-bound and out-bound calls and are responsible for assisting customers in purchasing decisions, answering questions and placing orders. Sales personnel also initiate out-bound calls to market the Company's services to those customer accounts identified by the Company as being high volume accounts, high order frequency accounts or cross-selling opportunity accounts. The Company's sales personnel use PC-based computer systems to enter customer orders and to access information about products, product availability, pricing, promotions and customer buying and referral history. All telemarketing sales personnel work to establish long-term relationships with the Company's customers through regularly scheduled phone contact and personalized service.

     The Company's five key account managers work with selected large accounts to develop customized distribution programs. The key account managers are equipped with laptop computers and software to facilitate sales presentations, customer communications and proposals, and, through synchronization software, on-line changes with customer accounts.

     Training for sales personnel is provided on a regular basis through in-service meetings, seminars and field training and is supported by print and video materials. Initial and ongoing training focuses on industry and product information, selling skills, ethics and compliance requirements and computer software skills. The Company believes that its investment in training is critical to establishing its competitive position in the marketplace.


CUSTOMERS

     Priority Distribution serves over 2,000 customers located in all 50 states and Puerto Rico, including approximately 550 office-based oncologists and 800 renal dialysis clinics. Priority Pharmacy serves approximately 1,400 patients nationwide.

     During 1997, the Company's largest 20 customers accounted for approximately 29% of the Company's revenues and one customer, Everest Healthcare Services Corporation, accounted for 11% of the Company's revenues. Significant declines in the level of purchases by one or more of the Company's largest customers could have a material adverse effect on the Company's business and results of operations. As is customary in its industry, the Company generally does not have long-term contracts with its customers. Management believes that the retention rate for the Company's customers is very favorable. Although the Company has not to date experienced any failure to collect accounts receivable from its largest customers, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on the Company.

PURCHASING

     Management believes that effective purchasing is key to both profitability and maintaining market share. In 1995, 1996 and 1997, the Company's single largest supplier, Amgen, accounted for approximately 44%, 42% and 40%, respectively, of the Company's revenues. The Company's purchases from Amgen are currently guaranteed by BWI, and there can be no assurance that the Company, as a stand-alone entity, will be able to purchase products from Amgen on terms as favorable. The Company continually evaluates its purchase requirements and likely increases in manufacturer prices in order to obtain products at the most advantageous cost. It has negotiated several partnership relationships with manufacturers that offer favorable pricing, volume-based incentives and opportunities to reduce supply chain costs for both parties.


COMPETITION

     The alternate site specialty pharmaceutical and medical supply industry is highly competitive and is experiencing both horizontal and vertical consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. Some of the Company's current and potential competitors include regional and national full-line, full-service medical supply distributors; independent speciality distributors; national full-line, full-service wholesale drug distributors, such as Bergen Brunswig Corporation and Cardinal Health, Inc., that operate their own specialty distribution businesses; institutional pharmacies; hospital-based pharmacies; home healthcare agencies; mail order distributors that distribute medical supplies on a regional or national basis; and certain manufacturers, such as Bristol-Myers Squibb, that own distributors or that sell their products both to distributors and directly to users, including clinics and physician offices. Some of the Company's competitors have greater financial, technical, marketing and managerial resources than the Company. While competition is primarily price and service oriented, it can also be affected by depth of product line, technical support systems, specific patient requirements and reputation. There can be no assurance that competitive pressures will not have a material adverse effect on the Company.

GOVERNMENT REGULATION

     As a provider of healthcare services and products, the Company is subject to extensive regulation by federal, state and local government agencies.

     Licensing. The Company is required to register with the United States Drug Enforcement Administration ("DEA"), the Food and Drug Administration ("FDA"), and appropriate state agencies for various permits and/or licenses, and it also must comply with the operating and security standards of such agencies. The Company's Grove City, Altamonte Springs and Santa Ana distribution centers are licensed to distribute pharmaceuticals in accordance with the Prescription Drug Marketing Act of 1987. The Altamonte Springs location is also licensed to distribute or dispense certain controlled substances in accordance with the requirements of the Controlled Substances Act of 1970. Similarly, the Company's pharmacy program and provider businesses are subject to licensing by the DEA as well as by the state boards of pharmacy, state health departments, and other state agencies where they operate. The Company also has one subsidiary that is licensed as a home health agency.

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

     On March 16, 1992, the FDA issued a Compliance Policy Guide (CPG 460.200), which explains the criteria the FDA uses to distinguish between pharmacy operations that are properly regulated under state law and drug manufacturing regulated by the FDA. The Company's response to the FDA in December 1995 cited this CPG and explained the Company's contention that, according to the FDA's own criteria, the Altamonte Springs pharmacy is properly regulated under state and local laws.

     On November 21, 1997, the President signed into law the FDA Modernization Act of 1997, which, among a number of other items, adds a new section on pharmacy compounding to the Federal Food, Drug and Cosmetic Act. In this provision, Congress clarified a gray area by explicitly identifying the circumstances in which pharmacies may compound drugs without the need for filing a New Drug Application, observing the FDA's Good Manufacturing Practice regulations or complying with certain other specific Federal Food, Drug and Cosmetic Act requirements. Congress provided that the term "compounding" does not include mixing or reconstituting that is done in accordance with directions contained in approved labeling provided by the manufacturer of the product.
The Company believes that, as a result of this amendment, so long as it follows the manufacturer's approved labeling in each case, and prepares drugs only for identified individual patients using licensed practitioners, the Company's activities should be regulated by the Florida State Board of Pharmacy and not be subjected by the FDA to a full New Drug Application requirement demonstrating the basic safety and effectiveness of the drugs.

     If the Company is correct and its operations are limited to those engaged in by pharmacies, there should be no material adverse effect from the FDA Form-483s because the Company believes it is currently in compliance in all material respects with applicable state and local laws. If the Company is deemed to be a sterile product manufacturer or a sterile product repackager, it would be subject to additional regulatory requirements. If for some reason the FDA or other legal authorities decide that the Company must file for approval of a New Drug Application, such an event could have a material adverse effect on the Company.

     There can be no assurance that future legislation, future rulemaking, or active enforcement by the FDA of a determination that the Company is a drug manufacturer will not have a material adverse effect on the business of the Company.

     The State of Florida Board of Pharmacy regulates the compounding activities of Florida pharmacies, including certain activities of the Company. The Company has obtained a Community/Special Parenteral/Enteral Compounding Pharmacy Permit. Over the past several years, the Florida Board of Pharmacy has proposed certain changes to its compounding requirements. The Company believes that it is in compliance with such current requirements, but there can be no assurance that other conditions or requirements would not be imposed in the future that would have a material adverse effect on the Company.

     Referral Restrictions. The Company is subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws include the federal anti-kickback statute, which was originally enacted in 1977 and amended in 1987, and which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid.
Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Violations of these laws may result in fines, imprisonment and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct within the statute.

     In July 1991 and November 1992, in part to address concerns regarding the anti-kickback statute, the federal government published regulations that provide exceptions, or "safe harbors," for transactions that will be deemed not to violate the anti-kickback statute. Proposed regulations to clarify these safe harbors and to provide additional safe harbors were published in July 1994 and in September 1995, respectively. Final regulations have not yet been published. Although the Company believes that it is not in violation of the anti-kickback statute, its operations do not fit within any of the existing or proposed safe harbors. Until recently, there were no procedures for obtaining binding interpretations or advisory opinions from the Health and Human Services Office of the Inspector General ("OIG") on the application of the federal anti-kickback statute to an arrangement or its qualification for a safe harbor upon which the Company can rely. However, the Health Insurance Portability and Accountability Act of 1996 requires the Secretary of Health and Human Services to issue written advisory opinions regarding the applicability of certain aspects of the anti-kickback statute to specific arrangements or proposed arrangements. Advisory opinions will be binding as to the Secretary and the party requesting the opinion.

     The OIG has issued "Fraud Alerts" identifying certain questionable arrangements and practices which it believes may implicate the federal anti-kickback statute. The OIG has issued a Fraud Alert providing its views on certain joint venture and contractual arrangements between healthcare providers. The OIG recently has issued a Fraud Alert concerning prescription drug marketing practices that could potentially violate the federal anti-kickback statute. Pharmaceutical marketing activities may implicate the federal anti-kickback statute because drugs are often reimbursed under the Medicaid program. According to the Fraud Alert, examples of practices that may implicate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product. In addition, a number of states have recently undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arise under state consumer protection laws which generally prohibit false advertising, deceptive trade practices and the like. Further, a number of the states involved in these enforcement actions have requested that the FDA exercise greater regulatory oversight in the area of pharmaceutical promotional activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on the Company's operations.

     Significant prohibitions against physician referrals were enacted by Congress in 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective on January 1, 1995, Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. Stark II also prohibits the entity from billing the government for services rendered pursuant to a prohibited referral. The designated health services include clinical laboratory services, radiology services, radiation therapy services and supplies, physical and occupational therapy services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment, and supplies, prosthetic devices, orthotics and prosthetics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs, civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme," and exclusion from further participation in Medicare or Medicaid.

     Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern the activities of many of the Company's customers. There can be no assurance that increased enforcement activities will not indirectly have a material adverse effect on the Company.

     Other Regulatory Issues. Certain states have adopted, or are considering adopting, restrictions similar to those contained in the federal anti-kickback and physician self-referral laws. Although the Company believes that its operations do not violate applicable state laws, there can be no assurance that state regulatory authorities will not challenge the Company's activities under such laws or challenge the dispensing of patient-specific, self-injectable biopharmaceuticals by the Company as being subject to state laws regulating out-of-state pharmacies.

     The Company believes that its pharmacy practices and its contract arrangements with other healthcare providers and pharmaceutical suppliers are in compliance with these laws. To address the risks presented by such laws, the Company has appointed an employee trained as a lawyer as Vice President of Administration, arranged for compliance reviews conducted by outside advisors, and implemented an ethics and corporate compliance program.

There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with the Company's interpretation and application.

REIMBURSEMENT

     A substantial portion of the sales of Priority Pharmacy is derived from third-party payors, including private insurers and managed care organizations such as HMOs and PPOs. Similar to other medical service providers, the Company experiences lengthy reimbursement collection periods as a result of third party payment procedures. Consequently, management of accounts receivable through effective patient registration, billing, collection and reimbursement procedures is critical to financial success.

     Private payors typically reimburse a higher amount for a given service and provide a broader range of benefits than governmental payors, although net revenue and gross profits from private payors have been affected by the continuing efforts to contain or reduce the costs of healthcare. A portion of the Company's revenue has been derived in recent years from agreements with HMOs, PPOs and other managed care providers. Although these agreements often provide for negotiated reimbursement at reduced rates, they generally result in lower bad debts, provide for faster payment terms and provide opportunities to generate greater volumes than traditional indemnity referrals.

     In 1997, reimbursement from Medicare and Medicaid accounted for less than 1% of the Company's revenues. Nevertheless, due to the reliance of office-based oncologists and renal dialysis clinics on Medicare and Medicaid reimbursement, changes in such governmental programs could have a material effect on the Company's financial condition and results of operations.

     In 1997, HCFA adopted new reimbursement guidelines, which prohibit Medicare reimbursement for EPO furnished to a patient having an hematocrit level exceeding 36.5% based on a 90 day rolling average basis. Previously, Medicare policy provided for payment for EPO for hematocrit levels exceeding such level if supported by medical documentation. This change in Medicare reimbursement policy has had an adverse effect on the sales of EPO by the
Company.   However, HCFA recently announced that effective March 10, 1998, it would allow reimbursement for patients with higher than the specified hematocrit level based on medical justification. The Company is unable to predict what effect this change will have on sales of EPO by the Company in the future.

     Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to healthcare providers. Legislation or regulations may be enacted in the future that may significantly modify the end stage renal dialysis program or substantially reduce the amount paid for dialysis or oncology treatments. Further, statutes or regulations may be adopted which impose additional requirements in order for the Company's customers to be eligible to participate in the federal and state payment programs. Such new legislation or regulations could adversely affect the Company's business operations.

     Additionally, the Budget Act, which was enacted in August 1997, contained numerous provisions related to Medicare and Medicaid reimbursement. Although many of the details will not be solidified for the next one to six years, the general thrust of the provisions dealing with Medicare and Medicaid contained in the Budget Act is intended to provide incentives to providers to deliver services at lower costs. The Budget Act contains changes to reimbursement rates for certain Medicare and Medicaid covered services, as well as certain limitations on the coverage of such services. Although less than 1% of the Company's revenues in 1997 were derived from Medicare and Medicaid reimbursement, the Budget Act may affect the Company's suppliers and customers, which in turn could have an adverse effect on the Company.

     In addition, the Company expects that private payors will continue their efforts to contain or reduce healthcare costs through reductions in reimbursement rates or other cost-containment measures. The continuation of such efforts could have a material adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

     At December 31, 1997, the Company had approximately 135 full-time equivalent employees. None of the Company's employees is currently represented by a labor union or other labor organization. Approximately 7% of the employees are pharmacists or nurses. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES.

     The Company's headquarters are located in Altamonte Springs, Florida, and consist of approximately 14,800 square feet of office space and an 18,000 square foot distribution center and pharmacies leased through December 1999. Priority Distribution has an 11,900 square foot distribution center in Santa Ana, California, which was leased through February 1998. The Company is continuing to rent the existing location on a month to month basis until it leases a new distribution center in the same vicinity. Priority Distribution also has a 36,000 square foot distribution center in Grove City, Ohio, which is leased through July 2002.

     The Company's distribution centers have been constructed or adapted to the Company's specifications for climate control, alarm systems and, where required, segregated security areas for controlled substances.

     The Company intends to expand its distribution capabilities to further enhance service and provide for continued growth. The Company began distributing medical supplies from its newly-leased facility in Grove City, Ohio during the last quarter of 1997 and began distributing pharmaceuticals from there in early 1998. By locating closer to a large share of its current customers and potential new customers, the Company believes that it can lower distribution costs, while increasing its appeal to certain national and regional customers. Overall, the Company believes that its facilities are suitable and adequate for its current needs, and for projected internal growth through at least 1999.

ITEM 3. LEGAL PROCEEDINGS.

     IV-1, Inc. ("IV-1") and IV-One Services, Inc. ("IV-One Services") have been named as defendants in a second amended counterclaim filed by Amgen, Inc. ("Amgen") on May 14, 1996, in the Circuit Court of the Eighteenth Judicial District of Seminole County, Florida. Amgen has asserted that these entities tortiously interfered with a license agreement (the "License Agreement") between Amgen and Ortho Pharmaceutical Corporation ("Ortho"). Pursuant to this agreement, Amgen licensed Ortho to sell EPO for use in the treatment of non-dialysis patients, while Amgen reserved the exclusive right to sell EPO for use in the treatment of dialysis patients. Amgen has asserted that, prior to the purchase of IV-1 and IV-One Services by the Company, these entities induced Ortho to sell EPO to them for resale in the dialysis market in contravention of the License Agreement. Amgen has also alleged that IV-1 and IV-One Services were involved in a civil conspiracy to circumvent the terms of the License Agreement to allow the resale of EPO to the dialysis market. Furthermore, Amgen has asserted unfair competition claims against IV-1, including that IV-1 manufactured and distributed unapproved prefilled syringes of EPO and another product manufactured by Amgen in container systems unapproved by Amgen. Amgen did not specify a time frame for the acts complained of in the civil conspiracy and unfair competition allegations. In each count, Amgen has demanded an unspecified amount of compensatory damages, including costs and interest.

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. As of January 31, 1998, approximately $111,000 of claims for indemnification had been submitted to the sellers. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company. In addition, Amgen is the

Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

     The Company is also subject to ordinary and routine litigation incidental to its business, none of which is material to the Company's results of operations, financial condition or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE COMPANY

      Name           Age                  Position
  -----------        ---   ----------------------------------------------------
Willliam E. Bindley  57    Chairman of the Board

Robert L. Myers      52    President, Chief Executive Officer and Director

Guy F. Bryant        39    Executive Vice President--Priority Healthcare
                           Distribution

Steven D. Cosler     42    Executive Vice President--Priority Pharmacy
                           Services

Donald J. Perfetto   51    Vice President, Chief Financial Officer and
                           Treasurer

Melissa E. McIntyre  37    Vice President--Clinical Services

Barbara J. Luttrell  57    Vice President--Administration

William M. Woodard   39    Vice President--Marketing


     William E. Bindley is the Chairman of the Board, Chief Executive
Officer and President of BWI, positions he has held since founding BWI in 1968. He is also a director of BWI and Shoe Carnival, Inc., a shoe retailer. Mr. Bindley was the Chief Executive Officer of the Company from July 1994 until May 1997 and the President of the Company from May 1996 until July 1996. He has served as a director of the Company since June 1994.

     Robert L. Myers has been the President of the Company since July 1996 and the Chief Executive Officer of the Company since May 1997. From July 1996 to May 1997, he was the Chief Operating Officer of the Company. From June 1995 through June 1996, Mr. Myers was a consultant to the healthcare industry. From 1971 to June 1995, he was employed by Eckerd Corporation, a retail drug store chain, where he served as a corporate officer from 1981 through 1995 and as senior vice president of pharmacy from 1990 to 1995. Mr. Myers has served as a director of the Company since May 1997. Mr. Myers is a registered pharmacist.

     Guy F. Bryant serves as the Executive Vice President--Priority Healthcare Distribution, a position that he has held since September 1995. Prior to joining the Company, he was employed in sales management positions by Major Pharmaceuticals, a distributor of generic pharmaceuticals, since September 1992 and was vice president of sales from August 1994 to August 1995.

     Steven D. Cosler became Executive Vice President--Priority Pharmacy Services of the Company in August 1997. Prior to that time and since July 1996, he was Senior Vice President and General Manager of Priority

Healthcare Services Corporation, a subsidiary of BWI. From January 1992 to June 1996, he was senior vice president of sales and operations for Coresource, a managed care and third party administrator.

     Donald J. Perfetto has been the Vice President, Chief Financial Officer and Treasurer of the Company since June 1997. From 1986 to May 1997, he was employed by Bimeco, Inc., a distributor of medical products. During such time, Mr. Perfetto held the positions of vice president of finance and operations and secretary/treasurer of Bimeco, Inc.

     Melissa E. McIntyre, RN, OCN, is the Vice President--Clinical Services of the Company, a position that she has held since August 1997. She has also been President and Chief Operating Officer of IV-1, IV-One Services and National Pharmacy Providers, Inc. ("NPP"), subsidiaries of the Company since February 1995 and was Director of Clinical Services of IV-1 from June 1994 to January 1995. Prior to joining the Company, and since June 1991, she was employed by Intracare, an outpatient infusion center, as clinical director of nursing.

     Barbara J. Luttrell is the Vice President--Administration of the Company, a position she has held since May 1997. Prior to joining the Company in January 1997, she was employed by Physician's Alliance, a physician group, as director of human resources since September 1996. She attended law school from May 1993 to December 1995 and practiced as an attorney from May 1996 to September 1996. From December 1995 to May 1996, Ms. Luttrell prepared for the bar examination. From July 1992 to February 1993, she was a human resources consultant employed by Infusion Therapy, Inc. Ms. Luttrell has 15 years of experience in human resource management.

     William M. Woodard is the Vice President--Marketing of the Company, a position that he has held since May 1997. From February 1995 to May 1997, he was Executive Vice President of Sales of IV-1, IV-One Services and NPP; from July 1994 to February 1995, he was President of NPP; and from April 1993 to February 1995, he was President of IV-1. From March 1990 until April 1993, Mr. Woodard was a sales representative for Tri State Hospital Supply, a distributor of medical supplies.

     The above information includes business experience during the past five years for each of the Company's executive officers. Executive officers of the Company serve at the discretion of the Board of Directors. There is no family relationship between any of the Directors or executive officers of the Company.

     (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information regarding executive officers is included as an unnumbered Item in
Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.)

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICES

     The Company's Class B Common Stock is traded on the Nasdaq Stock Market's National Market under the symbol PHCC. Prior to October 24, 1997, there was no public market for the Class B Common Stock. The prices set forth below reflect the high and low sales quotations for the Company's Class B Common Stock as reported by Nasdaq for the calendar period indicated, commencing on October 24, 1997. As of March 20, 1998, there were 30 holders of record and approximately 1,500 beneficial owners of the Company's Class B Common Stock.


                                                  Calendar 1997
                                                High         Low
                                               -------------------
Fourth Quarter (From October 24, 1997)         $ 16.50     $ 14.00


     The Company's Class A Common Stock has no established public trading market. All outstanding shares of the Company's Class A Common Stock are held by BWI.

DIVIDENDS

     The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future, but rather intends to use future earnings principally to support operations and to finance expansion and possible acquisitions. The payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend on a number of factors, including the Company's financial condition, capital requirements, future business prospects, the terms of any documents governing indebtedness of the Company, and such other factors as the Board of Directors of the Company may deem relevant. Subject to the terms of any preferred stock created by the Company's Board of Directors, each outstanding share of Common Stock will be entitled equally to such dividends as may be declared from time to time by the Board of Directors.

     On March 31, 1997, the Company paid a dividend in the form of a subordinated promissory note (the "Dividend Note") with a principal amount of $6.0 million to BWI to return to BWI a portion of its equity investment in the Company. The Dividend Note bears interest at the rate of 7.25% per annum. Interest on the Dividend Note must be paid by the Company on a quarterly basis, with the principal amount due in a single payment on March 31, 1999.

SALES OF UNREGISTERED SECURITIES

     The following information is furnished as to securities of the Company sold during 1997 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All of the information is adjusted for the recapitalization of all of the Company's 1,000 shares of outstanding Common Stock into 10,214,286 shares of Class A Common Stock on August 25, 1997.

     (a) On March 31, 1997, the Company paid a dividend in the form of a subordinated promissory note with a principal amount of $6.0 million to BWI.

     (b) On August 25, 1997, the Company completed a recapitalization, whereby all of the Company's 1,000 outstanding shares of Common Stock were converted into 10,214,286 shares of Class A Common Stock.

     (c) On August 25, 1997, the Company granted options for an aggregate of 455,050 shares of Class B Common Stock to certain officers, key employees and consultants, effective on the closing of the initial public offering, at an exercise price equal to 100% of the initial public offering price.

     (d) On October 29, 1997, the Company issued 922 shares of Class B Common Stock to its two non-employee Directors as the stock portion of their annual retainer.

     (e) On December 16, 1997, the Company granted options for an aggregate of 18,000 shares of Class B Common Stock to key employees at an exercise price of $15.00 per share.

     The transactions described in paragraphs (c), (d) and (e) above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. The transactions described in paragraphs (a) and (b) above are exempt from the registration requirements of the Securities Act because they did not involve a "sale" of a security within the meaning of Section 2(3) of the Securities Act.

USE OF PROCEEDS

     The Company's Registration Statement on Form S-1 (File No. 333-34463) was declared effective on October 23, 1997. The Company registered 2,300,000 shares of Class B Common Stock, all of which were sold in a firm commitment underwriting at an aggregate offering price to the public of $33,350,000. After the underwriters' discount of $2,334,500, the Company received proceeds aggregating $31,015,500 before expenses of the Offering.

     Through March 13, 1998, the aggregate amount of expenses incurred for the Company's account in connection with the issuance and distribution of its Class B Common Stock was $1,048,000. Included in the offering expenses is $156,000 that was paid to BWI for services provided by BWI to facilitate the marketing and sale of the Offering. None of the other expenses were direct or indirect payments to affiliates.

     The net offering proceeds to the Company, after deducting the underwriters' discount and offering expenses, was $30.0 million. As of March 13, 1998, $16.7 million of the net offering proceeds have been used to repay indebtedness to BWI, $11.2 million has been advanced to BWI and the balance of the net offering proceeds has been invested in interest bearing investment grade securities.

ITEM 6. SELECTED FINANCIAL DATA.


     Effective February 28, 1993, BWI acquired substantially all of the assets of Charise Charles, Ltd., Inc. During the periods presented, five acquisitions were made by or on behalf of the Company. See "Item 1. Business - Acquisition History." These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired entities are included in the Company's financial statements from their respective dates of acquisition. As a result, period-to-period comparisons of financial position and results of operations are not necessarily meaningful. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes included elsewhere in this report.



                                          Two             Ten                            Year Ended December 31,
                                         Months          Months
                                         Ended           Ended
                                      February 28,    December 31,
                                         1993            1993      ----------------------------------------------------------------
                                                                            1994         1995          1996         1997
                                                                               (In thousands, except share amounts)
STATEMENT OF EARNINGS DATA:
Net sales........................      $11,728           $67,823          $107,449       $ 123,990      $158,247     $ 230,982
Cost of products sold............       10,911            63,161           100,254         111,448       141,074       207,755
Gross profit.....................          817             4,662             7,195          12,542        17,173        23,227
Selling, general and
  administrative expense.........          508             2,498             4,394           7,836         8,443        10,620
Depreciation and
  amortization...................           14               333               512             998         1,009         1,161

Earnings from operations.........          295             1,831             2,289           3,708         7,721        11,446

Stock option expense.............            -                 -                 -               -             -           350
Interest expense, net............           60               (21)              200             511           437           887
Earnings before income taxes.....          235             1,852             2,089           3,197         7,284        10,209
Provision for income taxes.......            3               741               835           1,311         2,915         4,058
Net earnings.....................          232             1,111             1,254           1,886         4,369         6,151

Earning per share:..............
                  Basic.........                          $  .11          $    .12        $    .18       $    .43       $  .58
                  Diluted ......                          $  .11          $    .12        $    .18       $    .43       $  .58
Weighted average
   shares outstanding: .........
                  Basic.........                      10,214,286        10,214,286      10,214,286     10,214,286   10,622,941
                  Diluted ......                      10,214,286        10,214,286      10,214,286     10,214,286   10,626,589


                                     February 28,                                      December 31,
                                         1993           ----------------------------------------------------------------------
                                                          1993              1994            1995           1996         1997
Balance Sheet Data:
Working capital.................        $3,744           $11,599           $12,955         $16,000        $20,792      $57,488
Receivable from parent..........             -                 -                 -               -              -        5,290
Total assets....................        11,897            26,705            36,849          41,584         57,220       93,302
Payable to parent...............             -               985             8,345           3,873          9,290            -
Long-term debt..................             -                 -               113             751            560          272
Note payable to parent..........             -                 -                 -               -              -        6,000
Total liabilities...............         7,822             8,853            16,610          16,553         27,820       33,419
Shareholders' equity............         4,075            17,852            20,239          25,031         29,400       59,883


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS.

     This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this report.


INTRODUCTION

     The Company was formed in June 1994 to succeed to the business operations of companies previously acquired by BWI, as described below. From its formation through its initial public offering ("IPO") on October 24, 1997, the Company operated as a wholly owned subsidiary of BWI, and procured a number of services from, and engaged in a number of financial and other transactions with, BWI. Since the IPO, the Company continues to be controlled by BWI, but operates on a stand-alone basis. Accordingly, since the IPO the Company has incurred and will continue to incur incremental recurring legal, audit, risk management and administrative costs related to operating as a stand-alone entity that it did not experience as a wholly owned subsidiary of BWI. The financial information included in this Annual Report on Form 10-K is not necessarily indicative of the Company's future results of operations, financial position and cash flows as a stand-alone public company.

     The Company provides specialty pharmaceuticals and related medical supplies as well as disease treatment services to the office-based physician, outpatient renal dialysis and homecare markets. The Company's operations are derived from the acquisition by BWI of substantially all of the assets of Charise Charles, a specialty wholesale distributor of oncology and renal care biopharmaceuticals, in February 1993 and of PRN, a specialty wholesale distributor of renal care supplies and dialysis equipment, in October 1993. The Company subsequently acquired 3C, a specialty distributor of acute dialysis products, in October 1994, the IV One Companies, three related companies that provided specialty pharmacy and related healthcare services, in January 1995, and Grove Way Pharmacy, a vaccine and injectable drug distributor, in August 1997. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired companies are included in the Company's financial statements from their respective dates of acquisition. As a result, period-to-period comparisons of financial position and results of operations are not necessarily meaningful.

     The operations of Charise Charles, PRN, 3C and Grove Way Pharmacy are now included in the Company's Priority Distribution division, and the IV One Companies comprise the Priority Pharmacy division. During 1995, 1996 and 1997, Priority Distribution represented 93%, 92% and 92% of net sales, respectively, and Priority Pharmacy represented the balance. Historically, Priority Pharmacy has generated substantially higher margins than Priority Distribution and has contributed a significant portion of the Company's earnings.

RESULTS OF OPERATIONS

     1997 Compared to 1996

     Net Sales. Net sales increased to $231.0 million in 1997 from $158.2 million in 1996, an increase of 46%. This increase was generated from internal growth that included a 40% increase in sales by Priority Pharmacy and a 46% increase in sales by Priority Distribution. The growth reflected the addition of new customers, new product introductions, additional sales to existing customers and, to a lesser extent, inflationary price increases of approximately 4%.

     Gross Margin. Gross margin increased to $23.2 million in 1997 from $17.2 million in 1996, an increase of 35%. The increase in gross margin reflected increased sales by both Priority Distribution and Priority Pharmacy. Gross margin as a percentage of net sales decreased in 1997 to 10.1% from 10.9% in 1996. This decrease was primarily attributable to the change in sales mix resulting from the significant increase in sales by Priority

Distribution which generated lower gross margins than those of Priority Pharmacy. Competition continues to exert pressure on margins, particularly those of Priority Distribution.

     Selling, General and Administrative Expense. Selling, general and administrative ("SGA") expense increased to $10.6 million in 1997 from $8.4 million in 1996, an increase of 26%. However, SGA expense as a percentage of net sales decreased to 4.6% in 1997 from 5.3% in 1996. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management. The decrease in SGA expense as a percentage of net sales resulted from the revenue growth in excess of the fixed portion of SGA expense.

     Depreciation and Amortization. Depreciation and amortization increased to $1.2 million in 1997 from $1.0 million in 1996, an increase of 15%. The increase was primarily the result of depreciation of new equipment, particularly management information systems.

     Stock Option Expense. Upon completion of the IPO, the Company granted a consultant of the Company a 10-year option to purchase 50,000 shares of the Company's Class B Common Stock at the initial public offering price. The grant of this option resulted in a one-time compensation expense charge of $350,000 in 1997.

     Interest Expense, Net. Interest expense increased to $1,040,000 in 1997 from $457,000 in 1996. This expense was primarily related to financing provided to the Company by BWI through the IPO date. The expense also included $324,000 of interest due on the Dividend Note issued to BWI on March 31, 1997.
The interest expense on the intercompany borrowings was calculated by applying the BWI average incremental borrowing rate to the average outstanding borrowings, while interest on the Dividend Note was calculated at the fixed 7.25% face rate of the Note. During 1997 and 1996, the average outstanding balances (excluding the Dividend Note) were $10.3 million and $6.4 million, respectively, and the average incremental borrowing rate charged was 6.4% in both periods.

     Interest income increased to $153,000 in 1997 from $20,000 in 1996. This income included $87,000 earned on short-term investments with outside financial institutions and finance charges from customers. The remaining $66,000 of interest income was from advances to BWI. This interest income was calculated by applying the BWI average incremental borrowing rate to the average outstanding borrowings. During the last two months of 1997, the average outstanding balance was $5.9 million and the average incremental borrowing rate was 6.4%.

     Income Taxes. The Company participates in the consolidated federal and state income tax returns filed by BWI. BWI charges federal and state income tax expense to the Company as if the Company filed its own separate federal and state income tax returns. The provision for income taxes in 1997 represented 39.8% of earnings before taxes as compared to 40.0% for 1996.


     1996 Compared to 1995

     Net Sales. Net sales increased to $158.2 million in 1996 from $124.0 million in 1995, a 28% increase. All of the increase was generated from internal growth, including a 56% increase in sales by Priority Pharmacy and a 26% increase in sales by Priority Distribution. The internal growth reflected primarily the addition of new customers, new product introductions, additional sales to existing customers and, to a lesser extent, inflationary price increases of approximately 4%.

     Gross Margin. Gross margin increased to $17.2 million in 1996 from $12.5 million in 1995, an increase of 37%. The increase in gross margin reflected increased sales by both Priority Distribution and Priority Pharmacy. Gross margin as a percentage of net sales had a slight increase in 1996 to 10.9% from 10.1% in 1995. Margins were enhanced by the increase in the sales mix of the higher margin sales of Priority Pharmacy. Competition continually exerted pressure on margins.

     Selling, General and Administrative Expense. SGA expense increased to $8.4 million in 1996 from $7.8 million in 1995, an increase of 8%. SGA expense as a percentage of net sales decreased from 6.3% in 1995 to 5.3% in 1996. The decrease in SGA expense as a percentage of net sales resulted from the revenue growth, principally at Priority Distribution, in excess of the fixed portion of SGA expense.

     Depreciation and Amortization. Depreciation and amortization remained relatively constant in 1996 and 1995.

     Interest Expense, Net. Interest expense decreased to $457,000 in 1996 from $526,000 in 1995, a decrease of 13%. Interest expense primarily related to financing provided to the Company by BWI. The interest expense on these intercompany borrowings was calculated by applying the BWI average incremental borrowing rate to the average outstanding borrowings. During 1996 and 1995, the average outstanding balances were $6.4 million and $6.4 million and the average incremental borrowing rates charged were 6.4% and 7.1%, respectively.

     Income Taxes. The Company participates in the consolidated federal and state income tax returns filed by BWI. BWI charges federal and state income tax expense to the Company as if the Company filed its own separate federal and state income tax returns. The provision for income taxes in 1996 represented 40.0% of earnings before taxes as compared to 41.0% for 1995.


LIQUIDITY AND CAPITAL RESOURCES

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

     The Company had cash and working capital of $9.5 and $57.5 million, respectively, at December 31, 1997.

     Net Cash Used by Operating Activities. The Company's operations required $6.3 million in cash for 1997. Accounts receivable increased $13.5 million, primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Inventory increased $8.6 million in 1997 due to incremental purchases necessary to serve the increased customer base and to maximize purchasing opportunities. The $7.6 million increase in accounts payable partially reduced the cash requirements for accounts receivable and inventory; this increase was attributable to the timing of payments and the increase in inventory. The Company anticipates that its operations will continue to require cash to fund its growth. Depreciation and amortization totaled $1.2 million in 1997.

     Net Cash Used by Investing Activities. In 1997 the Company purchased $727,000 in fixed assets, primarily computer hardware and software. Additionally, the Company spent $250,000 for the acquisition of businesses. The Company expects that capital expenditures during 1998 will be $650,000. The Company anticipates that these expenditures will relate primarily to the purchase of computer hardware and software and telecommunications equipment.

     Net Cash Provided by Financing Activities. In 1997 the Company paid $9.3 million to eliminate its payable to parent. Additionally, the Company's receivable from parent increased by $5.3 million as it advanced excess cash to BWI on an interest-bearing basis. The Company also issued a $6.0 million subordinated note payable to BWI to fund a dividend distribution to BWI. The Company generated $30.0 million in net proceeds from the IPO.

     Historically, the Company has financed its operations through capital contributions and advances from BWI. The Company used $16.7 million of the net proceeds of the IPO to repay the amount of the working capital advances outstanding at the time of the closing of the IPO. In connection with the IPO, BWI made available to the Company a $30.0 million line of credit, which the Company may utilize for working capital purposes and possible acquisitions. The maturity date for the line is December 31, 1998. Outstanding principal amounts under the line will bear interest, payable quarterly, at a rate equal to the rate then paid by BWI under its primary line of credit agreement. At December 31, 1997, no amounts had been borrowed under the line.

     Management believes that the net proceeds of the IPO, together with cash from operations and borrowings from BWI, will be sufficient to meet the Company's working capital needs for at least two years.


INFLATION

     The Company's financial statements are prepared on the basis of historical costs and are not intended to reflect changes in the relative purchasing power of the dollar. Because of its ability to take advantage of forward purchasing opportunities, the Company believes that its gross profits generally increase as a result of manufacturers' price increases in the products it distributes. Gross profits may decline if the rate of price increases by manufacturers declines.

     Generally, price increases are passed through to customers as they are received by the Company and therefore they reduce the negative effect of inflation. Other non-inventory cost increases, such as payroll, supplies and services, have been partially offset during the past three years by increased volume and productivity.


YEAR 2000 COMPLIANCE

     The Company is in the process of conducting a thorough review of its computer systems to identify and address all code changes, testing, and implementation procedures necessary to make its systems year 2000 compliant. The Company presently believes that with modifications to existing software, the year 2000 problem will pose no significant operational problems for the Company's computer systems as so modified and converted, and the Company expects to be fully compliant by the end of fiscal 1998. There can be no assurance, however, that the systems of other companies with which the Company transacts business will be updated or converted in a timely manner, or that such failure will not have a material adverse effect on the Company's operations. The Company estimates that during fiscal 1998 it will incur approximately $75,000 for the cost of this project, which includes the cost of updating non-compliant code.

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements which represent the Company's expectations or beliefs, and which involve certain risks and uncertainties, including but not limited to, changes in interest rates, competitive pressures, changes in customer mix, financial stability of major customers, investment procurement opportunities, changes in governmental regulations or the interpretation thereof and the ability of the Company and the entities with which it transacts business to modify or redesign their computer systems to work properly in the year 2000, which could cause actual results to differ from those in the forward-looking statements. For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       PRIORITY HEALTHCARE CORPORATION

                     CONSOLIDATED STATEMENTS OF EARNINGS



                                                                             Years ended December 31,
                                                                 ------------------------------------------------
                                                                 1995                1996               1997
                                                                        (In thousands, except share data)
                 Net sales....................................   $123,990           $158,247             $230,982
                 Cost of products sold........................    111,448            141,074              207,755
                                                                ---------        -----------          -----------
                 Gross profit ................................     12,542             17,173               23,227
                 Selling, general and administrative expense..      7,836              8,443               10,620
                 Depreciation and amortization................        998              1,009                1,161
                                                                ---------        -----------          -----------
                 Earnings from operations.....................      3,708              7,721               11,446
                 Stock option expense ........................          -                  -                  350
                 Interest expense, net (primarily related
                   party).....................................        511                437                  887
                                                                ---------        -----------          -----------
                 Earnings before income taxes.................      3,197              7,284               10,209
                                                                ---------        -----------          -----------
                 Provision for income taxes:
                      Current.................................      1,301              3,061                4,495
                      Deferred................................         10               (146)                (437)
                                                                ---------        -----------          -----------
                                                                    1,311              2,915                4,058
                                                                ---------        -----------          -----------
                 Net earnings.................................   $  1,886          $   4,369             $  6,151
                                                                =========        ===========          ===========
                 Earnings per share: .........................
                      Basic ..................................   $    .18          $     .43             $    .58
                      Diluted ................................   $    .18          $     .43             $    .58
                 Weighted average shares outstanding: ........
                      Basic................................... 10,214,286         10,214,286           10,622,941
                      Diluted ................................ 10,214,286         10,214,286           10,626,589



        (See accompanying notes to consolidated financial statements.)

                       PRIORITY HEALTHCARE CORPORATION

                         CONSOLIDATED BALANCE SHEETS



                                                                                                   December 31,
                                                                                    -------------------------------------------
                                                                                        1996                          1997
                                                                                         (In thousands, except share data)
ASSETS:
Current assets:
    Cash and cash equivalents.....................................................       $ 1,656                     $ 9,484
    Accounts receivable, less allowance for doubtful accounts of
    $815 and $402, respectively ..................................................        29,541                      43,643
    Receivable from parent .......................................................            --                       5,290
    Finished goods inventory......................................................        16,132                      25,082
    Deferred income taxes.........................................................           451                         869
    Other current assets .........................................................           152                         166
                                                                                       ---------                 -----------
                                                                                          47,932                      84,534
                                                                                       ---------                 -----------
Fixed assets, at cost.............................................................         2,138                       2,492
    Less: accumulated depreciation................................................           804                         997
                                                                                       ---------                 -----------
                                                                                           1,334                       1,495
                                                                                       ---------                 -----------
Intangibles, net                                                                           7,954                       7,273
                                                                                       ---------                 -----------
                Total assets......................................................       $57,220                     $93,302
                                                                                       =========                 ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Payable to parent..............................................................       $ 9,290                     $    --
   Accounts payable...............................................................        16,449                      24,754
   Other current liabilities......................................................         1,401                       2,292
                                                                                       ---------                 -----------
                                                                                          27,140                      27,046
                                                                                       ---------                 -----------
Long-term obligations.............................................................           560                         272
                                                                                       ---------                 -----------
Deferred income taxes.............................................................           120                         101
                                                                                       ---------                 -----------
Subordinated note payable to parent...............................................            --                       6,000
                                                                                       ---------                 -----------
Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares authorized, none
     issued and outstanding.......................................................            --                          --
   Common stock
      Class A, $0.01 par value, 15,000,000 shares authorized,
        10,214,286 issued and outstanding.........................................           102                         102
      Class B, $0.01 par value, 40,000,000 shares authorized, zero and............
        2,300,922 issued and outstanding, respectively............................            --                          23
      Additional paid in capital..................................................        22,598                      52,907
      Retained earnings...........................................................         6,700                       6,851
                                                                                       ---------                 -----------
          Total shareholders' equity..............................................        29,400                      59,883
                                                                                       ---------                 -----------
Commitments and contingencies.....................................................            --                          --
                                                                                       ---------                 -----------
          Total liabilities and shareholders' equity..............................       $57,220                     $93,302
                                                                                       =========                 ===========


        (See accompanying notes to consolidated financial statements.)

                       PRIORITY HEALTHCARE CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Years ended December 31,
                                                                                 -------------------------------------------
                                                                                       1995          1996        1997
                                                                                         (In thousands)
Cash flow from operating activities:
    Net income...............................................................          $  1,886    $  4,369     $  6,151
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
    Depreciation and amortization............................................               998       1,009        1,161
    Loss on disposal of fixed assets.........................................                --          --          126
    Compensation expense on stock and option grants..........................                --          --          365
    Deferred income taxes....................................................                10        (146)        (437)
Change in assets and liabilities, net of acquisitions:
    Accounts receivable......................................................               560     (12,208)     (13,549)
    Finished goods inventory.................................................               426      (3,485)      (8,554)
    Trade accounts payable...................................................             2,384       5,657        7,566
    Other current assets and liabilities.....................................              (293)        280          877
                                                                                      ---------   ---------    ---------
        Net cash provided (used) by operating
          activities.........................................................             5,971      (4,524)      (6,294)
                                                                                      ---------   ---------    ---------
Cash flow from investing activities:
     Purchase of fixed assets................................................              (474)       (405)        (727)
     Acquisition of businesses...............................................            (2,538)         --         (250)
                                                                                      ---------   ---------    ---------
       Net cash used by investing activities.................................            (3,012)       (405)        (977)
                                                                                      ---------   ---------    ---------
Cash flow from financing activities:
       Net increase (decrease) in amount due to /from parent.................            (4,471)      5,417      (14,580)
       Payments on long-term obligations.....................................              (185)       (191)        (288)
       Proceeds from initial public offering, net ...........................                --          --       29,967
       Contribution by parent................................................             2,906          --           --
                                                                                      ---------   ---------    ---------
           Net cash provided (used) by financing activities..................            (1,750)      5,226       15,099
                                                                                      ---------   ---------    ---------
Net increase in cash.........................................................             1,209         297        7,828
Cash and cash equivalents at beginning of year...............................               150       1,359        1,656
                                                                                      ---------   ---------    ---------
Cash and cash equivalents at end of year.....................................          $  1,359    $  1,656     $  9,484
                                                                                      =========   =========    =========
Supplemental cash flow information:
    Interest paid............................................................          $    526    $     445    $  1,040
    Income taxes paid........................................................          $  1,301    $   3,061    $  4,495





        (See accompanying notes to consolidated financial statements.)

                       PRIORITY HEALTHCARE CORPORATION

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                              Class A Common Stock   Class B Common Stock
                                              --------------------   --------------------
                                                                                            Additional
                                                Shares                 Shares                Paid in    Retained    Shareholders'
                                              Outstanding   Amount   Outstanding   Amount    Capital    Earnings       Equity
                                              ----------    ------   -----------   ------  ----------   --------     -----------

                                                                      (In thousands, except share data)
Balances at December 31, 1994..............   10,214,286    $102             --    $   --   $19,692     $    445     $    20,239
Net earnings...............................                                                                1,886           1,886
Contribution by parent.....................                                                   2,906                        2,906
                                              ----------    ----      ---------    ------   -------     --------     -----------
Balances at December 31, 1995..............   10,214,286     102             --        --    22,598        2,331          25,031
Net earnings...............................                                                                4,369           4,369
                                              ----------    ----      ---------    ------   -------     --------     -----------
Balances at December 31, 1996..............   10,214,286     102             --        --    22,598        6,700          29,400
Net earnings...............................                                                                6,151           6,151
Dividend to parent.........................                                                               (6,000)         (6,000)
Issuance of Class B common stock:
     Initial public offering...............                           2,300,000        23    29,944                       29,967
     Board of Directors' compensation .....                                 922        --        15                           15
Stock option grant.........................                                                     350                          350
                                              ----------    ----      ---------    ------   -------     --------     -----------
Balances at December 31, 1997..............   10,214,286  $  102      2,300,922      $ 23  $ 52,907     $  6,851       $  59,883
                                              ==========  ======      =========    ======  ========     ========     ===========






        (See accompanying notes to consolidated financial statements.)

                       PRIORITY HEALTHCARE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Significant Accounting Policies

     Basis of presentation. Priority Healthcare Corporation (the "Company") was formed by Bindley Western Industries, Inc. ("BWI") on June 23, 1994, as an Indiana corporation to focus on the distribution of products and provision of services to the "alternate site" segment of the healthcare industry. On August 1, 1994, BWI transferred the net assets of its Charise Charles and PRN divisions to the Company in exchange for 1,000 shares of common stock, no par value. The Company now operates as a national distributor of specialty pharmaceuticals and related medical supplies to the alternate site healthcare market and is a provider of patient-specific, self-injectable biopharmaceuticals and disease prevention programs to individuals with chronic diseases.

     On August 25, 1997 the Board of Directors and BWI, as the sole shareholder of the Company, completed a recapitalization of the Company. Effective on that date, the Company's capitalization consisted of: (i) 15,000,000 authorized shares of Class A Common Stock, $0.01 par value, 10,214,286 shares of which were issued and outstanding and owned by BWI, (ii) 40,000,000 shares of Class B Common Stock, $0.01 par value (of which 2,300,000 shares were subsequently issued in an initial public offering described in Note 2--Related Party Transactions), and (iii) 5,000,000 shares of Preferred Stock, without par value, none of which are issued and outstanding. This recapitalization has been given retroactive effect in these consolidated financial statements.

     The consolidated financial statements of the Company include certain allocations of corporate overhead and other expenses incurred by BWI on behalf of the Company. These expenses and the basis of allocations are discussed in
Note 2--Related Party Transactions. The Company's financial statements are not necessarily indicative of the results the Company would have reported had it existed as a stand-alone public entity, or of the financial position, results of operations and cash flows of the Company in the future.

     Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Revenue recognition. Revenues are recognized when products are shipped to unaffiliated customers with appropriate provisions recorded for estimated discounts and allowances.

     Cash and cash equivalents. The Company considers all investments with a maturity of less than 3 months to be a cash equivalent.

     Inventories. Inventories are stated on the basis of lower of cost or market using the first-in, first-out ("FIFO") method.

     Fixed assets. Depreciation is computed on the straight-line method for financial reporting purposes. Accelerated methods are primarily used for income tax purposes. Assets, valued at cost, are generally being depreciated over their estimated useful lives as follows:

                                                    Estimated
                                                   useful life
                                                       (years)
                                                       -------
              Furnishings.........................         5-7
              Leasehold improvements..............          12
              Transportation and other equipment..         3-7

In the event facts and circumstances indicate an asset could be impaired, an evaluation of the undiscounted estimated future cash flows from operations is compared to the asset's carrying amount to determine if a write-down is required. At December 31, 1996 and December 31, 1997, no impairments existed.

     Intangibles. The Company continually monitors its cost in excess of net assets acquired (goodwill), covenants not to compete and its other intangibles (customer lists and consulting agreements) to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the expected future cash flows from operations, on an undiscounted basis, of the underlying businesses which gave rise to such amounts. Goodwill is being amortized on the straight-line method over 40 years. Other intangibles are being amortized on the straight-line method over 6 to 15 years.

     Earnings per share. Historical earnings per share. The Company has adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128 for all periods presented. Basic earnings per share is computed by dividing net income by the weighted average of Class A and Class B shares outstanding for the period. Diluted earnings per share computations assume outstanding stock options with a dilutive effect on earnings were exercised. These common stock equivalents are added to the weighted average number of shares outstanding in the diluted calculation. A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the years ended December 31:

(thousands)                                                 1995        1996         1997
                                                           ------      ------       ------
Weighted average number of Class A and Class B
   Common shares outstanding used as the denominator
   in the basic earnings per share calculation             10,214      10,214       10,623

Additional shares assuming exercise of dilutive
   stock options                                              -           -              4
                                                           ------      ------       ------
Weighted average number of Class A and Class B
   Common and equivalent shares used as the denominator
   in the diluted earnings per share calculation           10,214      10,214       10,627
                                                           ======      ======       ======

Unaudited pro forma earnings per share. Unaudited pro forma earnings per share was $0.55 for the year ended December 31, 1997, and was calculated by dividing pro forma net earnings of $6,248,000 by pro forma average shares outstanding of 11,430,229. The pro forma adjustments to reported net earnings reflect, on a net of tax basis (i) additional legal, audit, risk management and administrative costs required to present the Company as if it had operated as a stand-alone public company for all of 1997, (ii) the elimination of the interest expense associated with the Company's payable to BWI, which was liquidated with proceeds from the IPO and (iii) three months of additional interest expense on the $6.0 million note payable on the dividend to BWI, as if it was outstanding as of January 1, 1997. The pro forma average shares outstanding amount includes an incremental number of Class B shares required to be issued to liquidate the payable to BWI. This amount was calculated by dividing the average balance of the payable to BWI from January 1, 1997 through the IPO date by the net proceeds per share from the IPO.

     Income taxes. The Company participates in the consolidated federal and state income tax returns filed by its parent company, BWI. BWI charges federal and state income tax expense to the Company as if the Company filed its own separate federal and state income tax returns.

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes," the Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of the Company's assets and liabilities.

     Use of estimates. The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates made by management. Actual results could differ from those estimates.

     Fair value of financial instruments. The carrying values of cash, accounts receivable, payable to/from parent, other current assets, accounts payable and other current liabilities approximate their fair market values due to the short-term maturity of these instruments.


NOTE 2--RELATED PARTY TRANSACTIONS

     On October 29, 1997, the Company consummated an initial public offering ("IPO") of 2,000,000 shares of Class B Common Stock. An additional 300,000 shares of Class B Common Stock were sold on November 25, 1997 pursuant to the exercise of the underwriters' overallotment option. Prior to the IPO, the Company was a wholly-owned subsidiary of BWI. Since the IPO, BWI continues to own over 80% of the Company's outstanding capital stock. The Company and BWI have entered into certain related party transactions which are described below. Had the Company operated as a stand-alone, non-public entity for the periods presented, management believes the costs and expenses incurred by the Company would not have differed materially from those reported in the financial statements. In addition, the Company has participated in the BWI profit sharing plan which is discussed in Note 7--Profit Sharing Plan.

     BWI provided management and consulting services to the Company which included, but were not limited to, legal, human resources, payroll and tax. The Company was charged $75,000, $65,000 and $65,000 for 1995, 1996 and 1997,
respectively. These amounts were based on an allocation of the actual services rendered by BWI and were calculated in a manner considered reasonable by management.

     The Company was also provided coverage under the BWI insurance plans. These expenses were charged to the Company based on a combination of a pro rata allocation and the push-down of actual expenses incurred, depending on the type of expenditure. These methods are considered reasonable by management. The insurance expense was $100,000, $132,000 and $151,000 for 1995, 1996 and 1997,
respectively.

     At December 31, 1996, the Company owed BWI $9.3 million. At December 31, 1997, BWI owed the Company $5.3 million. These amounts are due on demand and represent financing and payment of transactions by BWI on behalf of the Company, offset in part by cash collections from operations transferred to BWI, and in October of 1997, from the proceeds of the IPO used to repay the payable to BWI and advance certain excess cash balances of the Company to BWI on a short-term, interest-bearing basis. Net interest expense attributable to these related party borrowings were $455,000 for 1995, $408,000 for 1996 and $605,000 (net of $66,000 of interest income) for 1997. These amounts were calculated by applying the BWI average incremental borrowing rate to the average outstanding borrowing/advances. For 1995, 1996 and 1997 the average outstanding borrowings were $6.4 million, $6.4 million and $10.3 million, respectively. The average incremental borrowing rates applied to these borrowings in 1995, 1996 and 1997 were 7.1%, 6.4% and 6.4%, respectively.

     For 1995, 1996 and 1997, intercompany purchases of inventory from BWI (at the price paid by BWI) totaled $8.3 million, $1.8 million and $2.0 million, respectively.

     On March 31, 1997, the Company declared and paid a dividend to BWI in the form of a $6.0 million subordinated promissory note that becomes due on March 31, 1999. The note carries an interest rate of 7.25% per annum. For 1997, interest expense associated with this note totaled $324,000.

     Certain employees of the Company have been granted options to purchase BWI stock under a BWI stock option plan. 66,500, 155,750 and 15,000 such options were granted by BWI to Company employees in 1995, 1996 and 1997 (prior to the IPO), respectively, with exercise prices equal to the market price of the BWI stock at the date of grant. No compensation expense was recognized on these pursuant to Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees". If the Company had recognized compensation expense based on the grant date fair value of those options as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", net income for the years ended December 31, 1995, 1996 and 1997 would have decreased $46,000, $280,000 and $377,000, respectively, on a pro forma basis. See Note 8 for a calculation of pro forma earnings per share required by SFAS No. 123. The weighted average fair value of each 1995, 1996 and 1997 BWI option granted of $5.90, $6.04 and $7.21, respectively, was estimated using the Black-Scholes option pricing model, and certain assumptions relevant to those BWI options and the underlying BWI common stock.

NOTE 3--ACQUISITIONS

     During the three years ended December 31, 1997, the Company purchased IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc. (collectively, the "IV One Companies") and Grove Way Pharmacy, Inc. ("Grove Way Pharmacy"). Each of these acquisitions was accounted for as a purchase and their results of operations are included in the consolidated financial statements from their respective dates of acquisition.

     The acquisition of the IV One Companies was effective January 1, 1995. The IV One Companies provide pharmacy and other healthcare services. The consideration exchanged for the IV One Companies was approximately $2.9 million, which exceeded the fair value of net assets acquired and resulted in approximately $2.6 million of intangibles. These intangibles include a four-year consulting agreement with the prior owner. At December 31, 1996 and 1997, the balance owed under this agreement was $727,000 and $547,000, respectively ($527,000 and $272,000, respectively, is included in long-term obligations).

     The acquisition of Grove Way Pharmacy was effective August 6, 1997. Grove Way Pharmacy was a specialty distributor of vaccines and medical supplies to the physicians market. The consideration exchanged for Grove Way Pharmacy was approximately $250,000, which approximates the fair value of net assets acquired. Additionally, a three-year non-compete agreement was obtained from the prior owner for $100,000 due in four equal installments in 1998. The results of operations of Grove Way Pharmacy for 1996 and for the pre-acquisition period in 1997 were not material to the Company's consolidated sales and net earnings.

NOTE 4--FIXED ASSETS

                                              DECEMBER 31,     DECEMBER 31,
                                             -------------    -------------
                                                 1996              1997
                                                 ----              ----
                                             (IN THOUSANDS)   (IN THOUSANDS)
Furnishings.........................         $         574    $         797
Leasehold improvements..............                   220              274
Transportation and other equipment..                 1,344            1,421
                                             -------------    -------------
                                                     2,138            2,492
Less: Accumulated depreciation                        (804)            (997)
                                             -------------    -------------
                                             $       1,334    $       1,495
                                             =============    =============

NOTE 5--INTANGIBLES

                                              DECEMBER 31,     DECEMBER 31,
                                             -------------    -------------
                                                 1996              1997
                                                 ----              ----
                                             (IN THOUSANDS)   (IN THOUSANDS)
Goodwill........................             $       6,109    $       6,012
Accumulated amortization........                      (457)            (609)
                                             -------------    -------------
Goodwill, net...................                     5,652            5,403
                                             -------------    -------------
Other...........................                     3,883            4,001
Accumulated amortization........                    (1,581)          (2,131)
                                             -------------    -------------
Other, net......................                     2,302            1,870
                                             -------------    -------------
Intangibles, net................             $       7,954    $       7,273
                                             =============    =============


Note 6--Income Taxes

     The provision for income taxes includes state income taxes of $213,000, $479,000 and $669,000 in 1995, 1996 and 1997, respectively.

     The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:

                                            Year ended December 31,
                                            -----------------------
                                             1995     1996    1997
Percentage of earnings before taxes:
    U.S. federal statutory rate...........   35.0%    35.0%   35.0%
    State and local taxes on income,
      net of federal income tax benefit...    4.3%     4.3%    4.3%
    Other ................................    1.7%     0.7%    0.5%
                                             ----     ----    ----
Effective rate............................   41.0%    40.0%   39.8%
                                             ====     ====    ====

Presented below are the significant elements of the net deferred tax balance sheet accounts at December 31, 1996 and 1997:

                                                 1996      1997
                                                 ----      ----
                                                 (In Thousands)
Deferred tax asset:
    Current:
       Accounts receivable................      $ 320      $ 491
       Inventories........................        131        206
       Deferred compensation and stock
          option expense .................         --        172
                                                -----      -----
              Subtotal....................        451        869
                                                -----      -----

    Long-term:                                     --         --
                                                -----      -----
             Total deferred tax assets....      $ 451      $ 869
                                                =====      =====


Deferred tax liabilities:
    Current:..............................         --         --

    Long-term:
        Fixed assets......................     $   95      $  60
        Intangibles.......................         25         41
                                                -----      -----
              Subtotal....................        120        101
                                                -----      -----
              Total deferred tax
               liabilities................      $ 120      $ 101
                                                =====      =====

NOTE 7--PROFIT SHARING PLAN

     The Company's eligible employees participate in the BWI qualified Profit Sharing Plan ("Profit Sharing Plan"). All employees are generally eligible to participate in the Profit Sharing Plan as of the first January 1, April 1, July 1 or October 1 after having completed at least one year of service (as defined in the Profit Sharing Plan) and having reached age 21 ("Participant"). The annual contribution of the Company to the Profit Sharing Plan is at the discretion of the Board of Directors of BWI and is generally 8% of the Participant's compensation for the year. The employer contribution for a year is allocated among the Participants employed on the last day of the year in proportion to their relative compensation for the year. The BWI contributions to the Profit Sharing Plan with respect to the Company which are included as expense in the statement of earnings for 1995, 1996 and 1997 were $119,000, $230,000 and $260,000, respectively.

     Subject to limitations imposed by the Internal Revenue Code of 1986, as amended, a Participant may have a whole percentage (ranging from 1% to 13%) of his or her compensation withheld from pay and contributed to the Profit Sharing Plan and make "rollover" contributions to the Profit Sharing Plan of qualifying distributions from other employers' qualified plans.

     A Participant's interest in amounts withheld from his or her pay and contributed to the Profit Sharing Plan or in rollover contributions and in the earnings on those amounts are fully vested at all times. A Participant's interest in employer contributions made on his or her behalf and the earnings on those contributions become 20% vested after three years of service and an additional 20% vested during each of the next four years. A Participant's interest in employer contributions made on his or her behalf and the earnings on those contributions also become fully vested when the employee retires at age 65 or older, dies or becomes totally disabled.

     All contributions to the Profit Sharing Plan are paid in cash to a Cleveland, Ohio bank, as trustee, and are invested by the trustee until distributed to Participants or their beneficiaries. Participants are permitted to direct the trustee as to the investment of their accounts by choosing among several investment funds that are offered under the Profit Sharing Plan, including one fund consisting of BWI common stock. Participants may elect to invest in one fund or a combination of the available funds according to their investment goals. If a Participant does not make an investment election, his or her Profit Sharing Plan accounts will be invested in a fund designated by the Company.

     Except in certain cases of financial hardship, a Participant (or his or her beneficiary) receives his or her interest in the Profit Sharing Plan only at death, retirement or termination of employment.


NOTE 8--CAPITAL STOCK

     As described in Note 1--Significant Accounting Policies, on August 25, 1997, the Board of Directors and BWI, as the sole shareholder of the Company, approved a recapitalization of the Company. The recapitalization resulted in the authorization of Class A Common Stock, Class B Common Stock and Preferred Stock. The two classes of Common Stock entitle holders to the same rights and privileges, except that holders of shares of Class A Common Stock are entitled to three votes per share on all matters submitted to a vote of holders of Common Stock and holders of Class B Common Stock are entitled to one vote per share on such matters. The two classes of Common Stock vote together, as a single class on all matters except as otherwise required by applicable law.

     The Class A Common Stock will automatically be converted into shares of Class B Common Stock on a share-for-share basis upon any transfer or purported transfer to any person other than: (i) a dividend or other distribution of the shares of Class A Common Stock to the shareholders of BWI or; (ii) family members of the transferee, or trusts for the benefit of or entities controlled by the transferee or family members of the transferee.

     On October 29, 1997, the Company consummated an initial public offering of 2,000,000 shares of Class B Common Stock. An additional 300,000 shares of Class B Common Stock were sold on November 25, 1997 pursuant to the exercise of the underwriters' overallotment option. All shares were issued at an initial price of

$14.50 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses of the offering, was $29,967,000.

     On October 29, 1997, 922 shares of Class B Common Stock were granted to the two non-employee directors of the Company, representing the stock portion of their annual retainer for serving on the Board of Directors.

     On August 25, 1997 the Board of Directors and BWI, as sole shareholder of the Company, adopted the 1997 Stock Option and Incentive Plan (the "1997 Stock Option Plan"). Under the 1997 Stock Option Plan, the Company may award stock options and shares of restricted stock to officers, key employees, and consultants of the Company. The aggregate number of shares of Class B Common Stock that may be awarded under the 1997 Stock Option Plan is 1,250,000, subject to adjustment in certain events. No individual participant may receive awards for more than 300,000 shares in any calendar year. Under the 1997 Stock Option Plan, awards of restricted shares may be made, in which case the grantee would be granted shares of Class B Common Stock, subject to any determined forfeiture or transfer restrictions.

     The Compensation Committee of the Board of Directors administers the 1997 Stock Option Plan and has the authority to select those officers and key employees to whom awards will be made, to designate the number of shares to be covered by each award, to establish vesting schedules, and to specify all other terms of the awards. With respect to stock options that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, the option price must be at least 100% (or, in the case of a holder of more than 10% of the total combined voting power of the Company's stock, 110%) of the fair market value of a share of Class B Common Stock on the date of the grant of the stock option. The Compensation Committee will establish the exercise price of options that do not qualify as incentive stock options ("non-qualified stock options"). No options may be exercised more than ten years from the date of grant, or for such shorter period as the Compensation Committee may determine at the date of grant. Awards of options and shares of restricted stock as to which restrictions have not lapsed are not transferable other than pursuant to the laws of descent and distribution.

     On August 25, 1997, the Company's Board of Directors granted a combination of incentive and non-qualified stock options to employees under the 1997 Stock Option Plan for an aggregate of 405,050 shares of Class B Common Stock, effective at the inception of the IPO. The Board of Directors also granted a non-qualified stock option to a consultant of the Company for 50,000 shares of Class B Common Stock effective at the closing date of the IPO.

     In accordance with the provision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock option plans, and accordingly, generally does not recognize compensation expense related to options granted to employees. If the Company had elected to recognize compensation expense based on the fair value of the options at the grant date, whether granted by the Company or by BWI as described in Note 2--Related Party Transactions, as prescribed by SFAS No. 123, pro forma net income and earnings per share would have been:



                                                                                 YEAR ENDED DECEMBER 31,
                                                                               --------------------------
                                                                                1995       1996     1997
                                                                                ----       ----     ----
                                                                                   (IN THOUSANDS)
Net earnings - as reported........................................              $1,886     $4,369   $6,151
      Pro forma impact of
          BWI option grants (Note 2)..............................                 (46)      (280)    (377)
      Pro forma impact of
          Company option grants...................................                  --         --     (224)
                                                                                ------     ------   ------
Pro forma net earnings............................................              $1,840     $4,089   $5,550
                                                                                ======     ======   ======
Pro forma earnings per share:
      Basic.......................................................              $ 0.18     $ 0.40   $ 0.52
      Diluted.....................................................              $ 0.18     $ 0.40   $ 0.52



     The fair value of the Company's 1997 option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:


                                                          1997
                Risk free interest rate                   5.90%
                Expected dividend yield                    .00%
                Expected life of options                  4.60
                Volatility of stock price                54.79%
                Weighed average fair value of options    $7.52


     The option to acquire 50,000 shares granted to the consultant of the Company (a non-employee under SFAS No. 123 and APB 25) resulted in $350,000 of compensation expense that was recorded by the Company in October, 1997. The compensation expense was determined based on the fair value of those options at the date of grant as estimated by using the Black-Scholes option pricing model.

     On August 25, 1997, the Board of Directors and BWI, as sole shareholder of the Company, approved the adoption of the Outside Directors Stock Option Plan (the "Directors Plan"). The Directors Plan reserves for issuance 25,000 shares of the Company's Class B Common Stock, subject to adjustment in certain events. Pursuant to the Directors Plan, each non-employee director will be automatically granted an option to purchase 1,000 shares of Class B Common Stock on June 1 of each year beginning June 1, 1998. The option exercise price per share will be the fair market value of one share of Class B Common Stock on the date of grant. Each option becomes exercisable six months following the date of grant and expires ten years following the date of grant.

     Changes in stock options under all of the Company's plans are shown below:


                                                                                        Number of         Option price per
                                                                                           shares                    share
                                                                                        ---------         ----------------
Options outstanding at December 31, 1996.....................................                  --                       --
Forfeited during 1997........................................................             (13,800)         $14.50 to $14.50
Granted during 1997..........................................................             473,050          $14.50 to $15.00
Exercised during 1997........................................................                  --                        --
                                                                                          -------
Options outstanding at December 31, 1997.....................................             459,250          $14.50 to $15.00
                                                                                          =======
Exercisable at December 31, 1997.............................................                  --
                                                                                          =======
Available for grant at December 31, 1997.....................................             815,750
                                                                                          =======


Additional information regarding the Company's options outstanding at December 31, 1997 is shown below:

                       Exercise Price Range

                                              $14.50      $15.00     Total
                                              ------      ------   -------
Number of options outstanding..............  441,250      18,000   459,250
Weighted average exercise price............   $14.50      $15.00    $14.52
Remaining contractual life.................     9.81        9.96      9.82
Weighted average exercisable price.........       --          --        --

NOTE 9--COMMITMENTS

     The Company leases warehouse and office space under noncancelable operating leases expiring at various dates through 2002, with options to renew for various periods. Minimum commitments under leases aggregate $476,000 for 1998 and 1999, $107,000 for 2000 and 2001, and $72,000 for 2002.

     The consolidated rent expense for 1995, 1996 and 1997 was $490,000, $470,000, and $515,000, respectively, of which approximately $75,000 in 1996 and $89,000 in 1997 pertained to leases with terms of one year or less. In 1995, all leases had terms greater than one year.

NOTE 10--MAJOR CUSTOMERS AND OTHER CONCENTRATIONS

     The Company services customers in 50 states and Puerto Rico. For the years ended December 31, 1996 and December 31, 1997, the Company had one customer, Everest Healthcare Services Corporation, which accounted for 12% and 11%, respectively, of the Company's revenues. For the year ended December 31, 1995, no customer accounted for greater than 10% of the Company's revenues. The Company sells goods and services to its customers on various payment terms which entail accounts receivable exposure. Although the Company monitors closely the creditworthiness of its customers, there can be no assurance that the Company will not incur the write-off or writedown of a significant account in the future.

     The Company's largest vendor accounted for approximately 44% of total revenues in 1995, 42% in 1996 and 40% in 1997. In addition, the sale of one product supplied by this vendor accounted for 36% of revenues in 1996 and 29% in 1997. This product is available from only one manufacturer, with which the Company must maintain a good working relationship. The Company is a party in a lawsuit involving this vendor. See Note 11--Legal Proceedings.


NOTE 11--LEGAL PROCEEDINGS

     IV-1, Inc. ("IV-1") and IV-One Services, Inc. ("IV-One Services") have been named as defendants in a second amended counterclaim filed by Amgen, Inc. ("Amgen") on May 14, 1996, in the Circuit Court of the Eighteenth Judicial District of Seminole County, Florida. Amgen has asserted that these entities tortiously interfered with a license agreement (the "License Agreement") between Amgen and Ortho Pharmaceutical Corporation ("Ortho"). Pursuant to this agreement, Amgen licensed Ortho to sell EPO for use in the treatment of non-dialysis patients, while Amgen reserved the exclusive right to sell EPO for use in the treatment of dialysis patients. Amgen has asserted that, prior to the purchase of IV-1 and IV-One Services by the Company, these entities induced Ortho to sell EPO to them for resale in the dialysis market in contravention of the License Agreement. Amgen has also alleged that IV-1 and IV-One Services were involved in a civil conspiracy to circumvent the terms of the License Agreement to allow the resale of EPO to the dialysis market. Furthermore, Amgen has asserted unfair competition claims against IV-1, including that IV-1 manufactured and distributed unapproved prefilled syringes of EPO and another product manufactured by Amgen in container systems unapproved by Amgen. Amgen did not specify a time frame for the acts complained of in the civil conspiracy and unfair competition allegations. In each count, Amgen has demanded an unspecified amount of compensatory damages, including costs and interest.

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company. See
Note 10--Major Customers and Other Concentrations.

     The Company is also subject to ordinary and routine litigation incidental to its business, none of which is material to the Company's results of operations, financial condition, or cash flows.

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

     On March 16, 1992, the FDA issued a Compliance Policy Guide (CPG 460.200), which explains the criteria the FDA uses to distinguish between pharmacy operations that are properly regulated under state law and drug manufacturing regulated by the FDA. The Company's response to the FDA in December 1995 cited this CPG and explained the Company's contention that, according to the FDA's own criteria, the facility is a pharmacy properly regulated under state and local laws.

     On November 21, 1997, the President signed into law the FDA
Modernization Act of 1997, which, among a number of other items, adds a new section on pharmacy compounding to the Federal Food, Drug and Cosmetic Act. In this provision, Congress clarified a gray area by explicitly identifying the circumstances in which pharmacies may compound drugs without the need for filing a New Drug Application, observing the FDA's Good Manufacturing Practice regulations or complying with certain other specific Federal Food, Drug and Cosmetic Act requirements. Congress provided that the term "compounding" does not include mixing or reconstituting that is done in accordance with directions contained in approved labeling provided by the manufacturer of the product. The Company believes that, as a result of this amendment, so long as it follows the manufacturer's approved labeling in each case, and prepares drugs only for identified individual patients using licensed practitioners, the Company's activities should be regulated by the Florida State Board of Pharmacy and not be subjected by the FDA to a full New Drug Application requirement demonstrating the basic safety and effectiveness of the drugs.

     If the Company is correct and its operations are limited to those engaged in by pharmacies, there should be no material adverse effect from the FDA Form-483s because the Company believes it is currently in compliance in all material respects with applicable state and local laws. If the Company is deemed to be a sterile product manufacturer or a sterile product repackager, it would be subject to additional regulatory requirements. If for some reason the FDA or other legal authorities decide that the Company must file for approval of a New Drug Application, such an event could have a material adverse effect on the Company.

     There can be no assurance that future legislation, future rulemaking, or active enforcement by the FDA of a determination that the Company is a drug manufacturer will not have a material adverse effect on the business of the Company.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Priority Healthcare Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Priority Healthcare Corporation and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
Indianapolis, Indiana
February 25, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a) 1. Financial Statements:

        The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

        Consolidated Statements of Earnings for the years ended December 31, 1995, December 31, 1996 and December 31, 1997

        Consolidated Balance Sheets as of December 31, 1996 and
        December 31, 1997

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1995, December 31, 1996 and December 31, 1997

        Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, December 31, 1996 and December 31, 1997

        Notes to Consolidated Financial Statements

        Report of Independent Accountants

     2. Financial Statement Schedules:

        None

     3. Exhibits:

        A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

 (b) Reports on Form 8-K

        None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Priority Healthcare Corporation


                                        By:    /s/  ROBERT L. MYERS
                                           -------------------------------
Dated: March 26, 1998                      Robert L. Myers
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                Title                       Date
             ---------                -----                       ----

/s/  WILLIAM E. BINDLEY         Chairman of the Board       March  26, 1998
-----------------------------
     William E. Bindley

/s/  ROBERT L. MYERS            President, Chief Executive  March  26, 1998
------------------------------  Officer and Director
     Robert L. Myers            (Principal Executive
                                Officer)

/s/  DONALD J. PERFETTO         Chief Financial Officer     March  26, 1998
------------------------------  (Principal Financial and
     Donald J. Perfetto         Accounting Officer)

/s/  MICHAEL D. MCCORMICK       Director                    March  26, 1998
------------------------------
     Michael D. McCormick

/s/  RICHARD W. ROBERSON        Director                    March  26, 1998
-------------------------------
     Richard W. Roberson

/s/  THOMAS J. SALENTINE        Director                    March  26, 1998
-------------------------------
     Thomas J. Salentine

/s/  REBECCA M. SHANAHAN        Director                    March  26, 1998
-------------------------------
     Rebecca M. Shanahan

                              INDEX TO EXHIBITS


                                                                               SEQUENTIAL
EXHIBIT                                                                           PAGE
NUMBER                        DOCUMENT DESCRIPTION                               NUMBER
------- --------------------------------------------------------              ------------
3-A     (1)  Restated Articles of Incorporation of the Registrant.
3-B     (1)  By-Laws of the Registrant, as amended to date.
3-C     (1)  Articles of Restatement of the Restated Articles of
             Incorporation of the Registrant.
10-A    (1)  Administrative Services Agreement between the Registrant and BWI.
10-B    (1)  Tax Sharing Agreement between the Registrant and BWI.
10-C    (1)  *1997 Stock Option and Incentive Plan of the Registrant.
10-D    (1)  *Outside Directors Stock Option Plan of the Registrant.
10-E    (1)  *Termination Benefits Agreement between the Registrant and
             Robert L. Myers dated July 1, 1996.
10-F    (1)  *(i) Employment Agreement between the Registrant and
             Melissa E. McIntyre dated June 1, 1997; and (ii) Noncompete
             Agreement between the Registrant and Melissa E. McIntyre dated
             June 1, 1997.
10-G    (1)  *(i) Employment Agreement between the Registrant and William M.
             Woodard dated June 1, 1997; and (ii) Noncompete Agreement between the Registrant and William M. Woodard dated June 1, 1997.
10-H    (1)  *(i) Employment Agreement between the Registrant and Guy F.
             Bryant dated June 1, 1997; and (ii) Noncompete Agreement between the Registrant and Guy F. Bryant dated June 1, 1997.
10-I    (1)  *(i) Employment Agreement between the Registrant and Donald J.
             Perfetto dated June 23, 1997; and (ii) Noncompete Agreement between the Registrant and Donald J. Perfetto dated June 23,
             1997.
10-J    (1)  *(i) Employment Agreement between the Registrant and Steven D.
             Cosler dated June 1, 1997; and (ii) Noncompete Agreement between the Registrant and Steven D. Cosler dated June 1, 1997.
10-K    (1)  Subordinated Promissory Note between the Registrant and BWI.
10-L    (1)  Indemnification and Hold Harmless Agreement between the
             Registrant and BWI.
10-M    (1)  *Consulting Agreement dated as of January 1, 1995, by and among the Registrant, BWI and Martin A. Nassif.
10-N    (1)  Revolving Credit Promissory Note between the Registrant and BWI.
21           Subsidiaries of the Registrant.


27           Financial Data Schedule.

*The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 333-34463) is incorporated herein by reference.