Form 10-Q
period 1998-03-31
PRIORITY HEALTHCARE CORP
filed 1998-05-14
CIK 1037975

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        (Mark One)
       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

      __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                      285 West Central Parkway, Suite 1704
                        Altamonte Springs, Florida 32714
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (407) 869-7001

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

  Yes X No __


  As of May 1, 1998, the number of shares outstanding of each of the issuer's classes of common stock were as follows:

                        Class A Common Stock - 10,214,286

                        Class B Common Stock - 2,300,922

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.


                         PRIORITY HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (000's omitted except share data)
                                   (unaudited)

                                                     Three-month period ended
                                                              March 31,
                                                          1998             1997
                                             -----------------------------------

 Net sales...................................         $ 58,129          $ 52,094
 Cost of products sold.......................           51,313            46,527
                                             -----------------------------------
 Gross profit................................            6,816             5,567

 Selling, general and administrative expense.            3,167             2,650
 Depreciation and amortization...............              311               286
                                             -----------------------------------
 Earnings from operations....................            3,338             2,631

 Interest (income) expense, net..............             (109)              177
                                             -----------------------------------
 Earnings before income taxes................            3,447             2,454

 Provision for income taxes..................            1,370               982
                                             -----------------------------------

 Net earnings................................        $   2,077         $   1,472
                                             ===================================

 Earnings per share:
         Basic...............................             $.17             $.14
         Diluted.............................             $.17             $.14
 Weighted average shares outstanding:
        Basic.............                          12,515,208       10,214,286
         Diluted..............................      12,545,051       10,214,286


         (See  accompanying  notes  to  consolidated  financial statements.)




                         PRIORITY HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (000's omitted except share data)
                                   (unaudited)

                                                 March 31,     December 31,
                                                     1998             1997
                                             -----------------------------------

ASSETS:
Current assets:
     Cash  and cash equivalents..............   $   7,948         $   9,484
     Accounts receivable, less allowance
      for doubtful accounts of $431 for
      1998 and $402 for 1997.................      41,882           43,643
        Receivable from parent...............       9,734            5,290
     Finished goods inventory................      22,556           25,082
     Deferred income taxes...................         869              869
     Other current assets....................         163              166
                                             -----------------------------------
                                                   83,152           84,534
                                             -----------------------------------
Fixed assets, at cost........................       2,725            2,492
     Less: accumulated depreciation..........       1,163              997
                                             -----------------------------------
                                                    1,562            1,495
                                             -----------------------------------
Intangibles, net                                    7,090            7,273
                                             -----------------------------------
               Total assets..................    $ 91,804         $ 93,302
                                             ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable........................    $ 21,588         $ 24,754
     Other current liabilities...............       1,902            2,292
                                             -----------------------------------
                                                   23,490           27,046
                                             -----------------------------------
Long-term obligations........................         253              272
                                             -----------------------------------
Deferred income taxes........................         101              101
                                             -----------------------------------
Subordinated note payable to parent..........       6,000            6,000
                                             -----------------------------------
Shareholders' equity:
     Preferred stock, no par value,
      5,000,000 shares authorized, none
      issued and outstanding.................          --               --
     Common stock
          Class A, $0.01 par value,
           15,000,000 shares authorized,
           10,214,286 issued and outstanding.         102              102
          Class B, $0.01 par value,
           40,000,000 shares authorized,
           2,300,922 issued and outstanding..          23               23
         Additional paid in capital..........      52,907           52,907
          Retained earnings..................       8,928            6,851
                                             -----------------------------------
               Total shareholders' equity....      61,960           59,883
                                             -----------------------------------
Commitments and contingencies................          --               --
                                             -----------------------------------

               Total liabilities and
                shareholders' equity.........    $ 91,804         $ 93,302
                                             ===================================


        (See  accompanying  notes to  consolidated  financial statements.)



                         PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (unaudited)

                                                      Three-month period ended
                                                              March 31,
                                                          1998              1997
                                             -----------------------------------

Cash flow from operating activities:
     Net income..............................      $     2,077     $     1,472
Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
     Depreciation and amortization...........              311             286
        Loss on disposal of fixed assets.....               --              69
     Deferred income taxes...................               --              14
Change in assets and liabilities:
     Accounts receivable.....................            1,761          (5,305)
     Finished goods inventory................            2,526          (1,937)
     Trade accounts payable..................           (3,166)            929
     Other current assets and liabilities....             (387)            (14)
                                             -----------------------------------
          Net cash provided (used) by operating
             activities......................            3,122          (4,486)
                                              ----------------------------------
Cash flow from investing activities:
     Purchase of fixed assets................             (195)           (196)
                                             -----------------------------------
          Net cash used by investing
           activities........................             (195)           (196)
                                             -----------------------------------
Cash flow from financing activities:
     Net change in amounts due to /from
      parent.................................           (4,444)          3,315
     Proceeds from long-term obligations.....               --               3
     Payments on long-term obligations.......              (19)             --
                                             -----------------------------------
          Net cash provided (used) by
           financing activities..............           (4,463)          3,318
                                             -----------------------------------
Net decrease in cash.........................           (1,536)         (1,364)
Cash and cash equivalents at beginning
 of period...................................            9,484           1,656
                                             -----------------------------------
Cash and cash equivalents at end of period...      $     7,948      $      292
                                             ===================================

Supplemental cash flow information:
     Interest paid...........................     $        116      $      177
     Income taxes paid.......................     $      1,370      $      968


         (See  accompanying  notes  to  consolidated  financial statements.)




                         PRIORITY HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three-month periods ended March 31, 1998 and 1997 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

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

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles, Ltd., Inc. ("Charise Charles") are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Forward Looking Statements.

     Certain statements included in this quarterly report, which are not historical facts, are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private/Securities Litigation Reform Act of 1995. These forward looking statements represent the Company's expectations or beliefs and involve certain risks and uncertainties including, but not limited to, changes in interest rates, competitive pressures, changes in customer mix, changes in third party reimbursement rates, financial stability of major customers, investment procurement opportunities, changes in government regulations or the interpretation thereof and the ability of the Company and the entities with which it transacts business to modify or redesign their computer systems to work properly in the year 2000, which could cause actual results to differ from those in the forward looking statements. The forward looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors.

     Results of Operations.

     Net sales increased to $58.1 million in the first three months of 1998 from $52.1 million in the first three months of 1997, an increase of 12%. The increase was generated from a 33% increase in sales by the Company's Priority Pharmacy division ("Priority Pharmacy") and a 10% increase in sales by the Company's Priority Distribution division ("Priority Distribution"). The growth reflected primarily the addition of new customers, new product introductions, additional sales to existing customers and, to a lesser extent, the acquisition of Grove Way Pharmacy and inflationary price increases.

     Gross margin increased to $6.8 million in the first three months of 1998 from $5.6 million in the first three months of 1997, an increase of 21%. Gross margin as a percentage of net sales increased in the first three months of 1998 to 11.7% from 10.7% in the first three months of 1997. The increase in gross margin reflected increased sales by both Priority
     Distribution and Priority Pharmacy. The increase in gross margin as a percentage of net sales was primarily attributed to the change in sales mix. Priority Distribution generated more sales of higher gross margin items and Priority Pharmacy also experienced increased sales, which generate higher gross margins than Priority Distribution. Competition continues to exert pressure on margins, particularly those of Priority Distribution.

     Selling, general and administrative ("SGA") expense increased to $3.2 million in the first three months of 1998 from $2.7 million in the first three months of 1997, a 19% increase. SGA expense as a percentage of net sales increased to 5.4% in the first three months of 1998 from 5.1% in the first three months of 1997. The increase in SGA expense as a percentage of net sales resulted from incurring expenses associated with its Columbus, Ohio facility, which opened in November, 1997, training costs from hiring additional sales personnel at Priority Pharmacy, and increased overall costs of being a publicly traded company. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

     Depreciation and amortization increased to $311,000 in the first three months of 1998 from $286,000 in the first three months of 1997, an increase of 9%. The increase was primarily the result of depreciation of new equipment, particularly in management information systems.

     Interest income, net, equaled $109,000 in the first three months of 1998 as opposed to interest expense, net, which equaled $177,000 in the first three months of 1997. In 1998, interest income of $111,000 and $112,000 is primarily related to amounts earned by investing funds received from the October 1997 Initial Public Offering ("Offering") in overnight repurchase agreements with a major financial institution and loaning funds to Bindley Western Industries, Inc. ("BWI"), respectively. This interest income is partially offset by interest expense of $109,000 for interest due on the subordinated note issued to BWI on March 31, 1997. The interest income on the intercompany loans was calculated by applying BWI's average incremental borrowing rate to the average outstanding loans. During the first three months of 1998 the average outstanding loans to BWI were $7.0 million. During the first three months of 1997 the interest expense was primarily related to borrowings from BWI. During the first three months of 1997 the average outstanding intercompany borrowings from BWI was $10.3 million. The interest expense on the intercompany borrowings was calculated by applying BWI's average incremental borrowing rate to the average outstanding borrowings. The average incremental borrowing rate was 6.4 % in the first three months of 1998 and 1997.

     The Company participates in the consolidated federal and state income tax returns filed by BWI. BWI charges federal and state income tax expense to the Company as if the Company filed its own separate federal and state income tax returns. The provisions for income taxes represented 40% of earnings before taxes for both the first three months of 1998 and 1997.

     Liquidity - Capital Resources.

     Net cash provided by operating activities. The Company's operations generated $3.1 million in cash for the three months ended March 31, 1998. Accounts receivable decreased $1.8 million, primarily due to increased collection efforts. Inventory decreased $2.5 million due to the liquidation of inventory purchased to take advantage of the 1997 year end buy-in opportunities. The $3.2 million decrease in accounts payable partially reduced the cash provided from the decreases in accounts receivable and inventory; this decrease is primarily attributable to the timing of payments and the decrease in inventory. Depreciation and amortization totaled $311,000.

     Net cash used by investing activities. Capital expenditures during the first three months of 1998 totaled $195,000. The Company expects that capital expenditures during the last nine months of 1998 will be approximately $455,000 and during 1999 will be approximately $800,000. The Company anticipates that these expenditures will relate primarily to the purchase of computer hardware and software and telecommunications equipment.

     Net cash used by financing activities. The Company's receivable from BWI increased by $4.4 million, primarily due to loaning BWI excess funds available.

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

                                               PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

           The information set forth in Note 2 to the Notes to Consolidated Financial Statements (unaudited) set forth elsewhere in this Report is incorporated herein by reference.

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

           Through May 13, 1998 the aggregate amount of expenses incurred for the Company's account in connection with the issuance and distribution of its Class B Common Stock was $1,048,000. Included in the offering expenses is $156,000 that was paid to BWI for services provided by BWI to facilitate the marketing and sale of the Offering. None of the other expenses were direct or indirect payments to affiliates.

           The net offering proceeds to the Company, after deducting the underwriters' discount and offering expenses, was $30.0 million. As of May 13, 1998 $16.7 million of the net offering proceeds have been used to repay indebtedness to BWI and $13.3 million has been advanced to BWI at interest rates equal to the BWI average incremental borrowing rate.

     Item 6.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits

                  Exhibit 27        Financial Data Schedule (filed herewith)

     (b)   Reports on Form 8-K

                  None.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     May 13, 1998                        PRIORITY HEALTHCARE CORPORATION


                          BY:         /s/   DONALD J. PERFETTO
                                            Donald J. Perfetto
                                            Vice President and Chief Financial
                                            Officer