Form 10-Q
period 1998-06-30
PRIORITY HEALTHCARE CORP
filed 1998-08-14
CIK 1037975

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                                        OR

 __      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission file number 000-23249

                         PRIORITY HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

         Indiana                                            35-1927379
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                              Identification No.)

285 West Central Parkway, Suite 1704
Altamonte Springs, Florida                                      32714
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

Yes   X           No   __
      -

As of August 1, 1998, the number of shares outstanding of each of the issuer's classes of common stock were as follows:

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
                                                    (unaudited)

                                                                 Six-month period ended           Three-month period ended
                                                                          June 30,                           June 30,
                                                                   1998            1997               1998            1997
                                                     -----------------------------------------------------------------------

 Net sales.........................................          $ 122,053        $ 108,597          $ 63,924         $ 56,503
 Cost of products sold.............................            108,307           97,252            56,994           50,725
                                                             ---------        ---------          --------           ------
 Gross profit......................................             13,746           11,345             6,930            5,778

 Selling, general and administrative expense.......              6,215            5,242             3,048            2,592
 Depreciation and amortization.....................                622              571               311              285
                                                             ---------        ---------          --------           ------
 Earnings from operations..........................              6,909            5,532             3,571            2,901

 Interest (income) expense, net....................               (306)             498             (198)              321
                                                             ----------       ---------          --------           ------
 Earnings before income taxes......................               7,215           5,034             3,769            2,580

 Provision for income taxes........................               2,868           2,013             1,498            1,031
                                                             ----------       ---------          --------           ------

 Net earnings......................................         $    4,347       $    3,021         $   2,271        $   1,549
                                                            ===========      ===========        ==========       =========

 Earnings per share:
         Basic.....................................               $.35             $.30              $.18             $.15
         Diluted...................................               $.35             $.30              $.18             $.15
 Weighted average shares outstanding:
        Basic.....................................          12,515,208       10,214,286        12,515,208       10,214,286
        Diluted...................................          12,550,170       10,214,286        12,593,341       10,214,286


         (See accompanying notes to consolidated financial statements.)

                                          PRIORITY HEALTHCARE CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                         (000's omitted except share data)
                                                    (unaudited)

                                                                                       June 30,     December 31,

                                                                                           1998             1997
                                                                             ------------------------------------

ASSETS:
Current assets:
     Cash  and cash equivalents............................................           $   9,525        $   9,484
     Accounts receivable, less allowance for doubtful accounts of
             $454 for 1998 and $402 for 1997...............................              44,547           43,643
        Receivable from parent.............................................              15,393            5,290
     Finished goods inventory..............................................              16,039           25,082
     Deferred income taxes.................................................                 869              869
     Other current assets..................................................                 316              166
                                                                                       --------          -------
                                                                                         86,689           84,534
                                                                                       --------          -------
Fixed assets, at cost......................................................               2,892            2,492
     Less: accumulated depreciation........................................               1,253              997
                                                                                       --------          -------
                                                                                          1,639            1,495
                                                                                       --------          -------
Intangibles, net                                                                          6,906            7,273
                                                                                       --------          -------
               Total assets................................................            $ 95,234         $ 93,302
                                                                                       ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable......................................................            $ 22,695         $ 24,754
     Other current liabilities.............................................               2,208            2,292
        Subordinated note payable to parent................................               6,000               --
                                                                                       --------          -------
                                                                                         30,903           27,046
                                                                                       --------          -------
Long-term obligations......................................................                  --              272
                                                                                       --------          -------
Deferred income taxes......................................................                 101              101
                                                                                       --------          -------
Subordinated note payable to parent........................................                  --            6,000
                                                                                       --------          -------
Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, none
        issued and outstanding.............................................                  --               --
     Common stock
          Class A, $0.01 par value, 15,000,000 shares authorized,
             10,214,286 issued and outstanding.............................                 102              102
          Class B, $0.01 par value, 40,000,000 shares
authorized,                                               .................                  23               23
     2,300,922 issued and outstanding......................................
          Additional paid in capital.......................................              52,907           52,907
          Retained earnings................................................              11,198            6,851
                                                                                      ---------          -------
               Total shareholders' equity..................................              64,230           59,883
                                                                                      ---------          -------
Commitments and contingencies..............................................                  --               --
                                                                                      ---------          -------

               Total liabilities and shareholders' equity..................            $ 95,234         $ 93,302
                                                                                       ========         ========


       (See accompanying notes to consolidated financial statements.)

                                          PRIORITY HEALTHCARE CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (000's omitted)
                                                    (unaudited)

                                                                                            Six-month period
                                                                                                ended
                                                                                               June 30,

                                                                                           1998              1997
                                                                             -------------------------------------

Cash flow from operating activities:
     Net income...........................................                         $     4,347       $     3,021
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Depreciation and amortization.........................................                622               571
        Loss on disposal of fixed assets...................................                 --                85
     Deferred income taxes.................................................                 --                14
Change in assets and liabilities:
     Accounts receivable...................................................               (904)          (10,637)
     Finished goods inventory..............................................              9,043            (2,042)
     Trade accounts payable................................................             (2,059)            3,360
     Other current assets and liabilities..................................               (233)              142
                                                                                        -------           -------

          Net cash provided (used) by operating
             activities....................................................             10,816            (5,486)
                                                                                        -------           -------
Cash flow from investing activities:
     Purchase of fixed assets..............................................               (400)             (285)
                                                                                        -------           -------
          Net cash used by investing activities............................               (400)             (285)
                                                                                        -------           -------
Cash flow from financing activities:
     Net change in amounts due to /from parent.............................            (10,103)            4,495
     Payments on long-term obligations.....................................               (272)             (195)
                                                                                       --------          --------
          Net cash provided (used) by financing
             activities....................................................            (10,375)            4,300
                                                                                       --------          --------
Net increase (decrease) in cash............................................                 41            (1,471)
Cash and cash equivalents at beginning of period...........................              9,484             1,656
                                                                                       --------          --------
Cash and cash equivalents at end of period.................................         $    9,525      $        185
                                                                                    ===========     ============

Supplemental cash flow information:
     Interest paid.........................................................         $      231      $        385
     Income taxes paid.....................................................         $    2,868      $      1,999


     (See accompanying notes to consolidated financial statements.)

                         PRIORITY HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three and six month periods ended June 30, 1998 and 1997 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

2. IV-1, Inc. ("IV-1") and IV-One Services, Inc.("IV-One Services") have been named as defendants in a second amended counterclaim filed by Amgen, Inc. ("Amgen") on May 14, 1996, in the Circuit Court of the Eighteenth Judicial District of Seminole County, Florida. Amgen has asserted that these entities tortiously interfered with a license agreement (the "License Agreement") between Amgen and Ortho Pharmaceutical Corporation ("Ortho"). Pursuant to this agreement, Amgen licensed Ortho to sell EPO for use in the treatment of non-dialysis patients, while Amgen reserved the exclusive right to sell EPO for use in the treatment of dialysis patients Amgen has asserted that, prior to the purchase of IV-1 and IV-One Services by the Company, these entities induced Ortho to sell EPO to them for resale in the dialysis market in contravention of the License Agreement. Amgen has also alleged that IV-1 and IV-One Services were involved in a civil conspiracy to circumvent the terms of the License Agreement to allow the resale of EPO to the dialysis market. Furthermore, Amgen has asserted unfair competition claims against IV-1, including that IV-1 manufactured and distributed unapproved prefilled syringes of EPO and another product manufactured by Amgen in container systems unapproved by Amgen. Amgen did not specify a time frame for the acts complained of in the civil conspiracy and unfair competition allegations. In each count, Amgen has demanded an unspecified amount of compensatory damages, including costs and interest.

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

     On November 14, 1995, an investigator for the Food and Drug Administration (the "FDA"), accompanied by an inspector from the State of Florida Board of Pharmacy, inspected the Company's pharmacy in Altamonte Springs, Florida. At the end of the inspection, the FDA investigator issued an FDA Form-483, which is the form used by FDA investigators to identify any observed or suspected noncompliance with the laws administered by the agency. The FDA Form-483 identified the facility as a pharmacy/repackager and listed three observations related to certain requirements that the FDA typically imposes on manufacturers of sterile products. The Company advised the FDA in December 1995 that the Company believes it is not, within the statutory or regulatory meaning of these terms, a repackager or a manufacturer. A second inspection of the same facility occurred on June 26, 1997, in which the FDA investigator was again accompanied by Florida pharmacy authorities. The FDA investigator issued a substantially identical FDA Form-483 at the end of that inspection. The Florida State Board of Pharmacy did not issue any deficiencies regarding the operations of the Altamonte Springs pharmacy in either of these inspections.

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

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Forward Looking Statements.

     Certain statements included in this quarterly report, which are not historical facts, are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements represent the Company's expectations or beliefs and involve certain risks and uncertainties including, but not limited to, changes in interest rates, competitive pressures, changes in customer mix, changes in third party reimbursement rates, financial stability of major customers, investment procurement opportunities, changes in government regulations or the interpretation thereof and the ability of the Company and the entities with which it transacts business to modify or redesign their computer systems to work properly in the year 2000, which could cause actual results to differ from those in the forward looking statements. The forward looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors.

     Results of Operations.

     Net sales increased to $122.1 million in the first six months of 1998 from $108.6 million in the first six months of 1997, an increase of 12%. The increase was generated from a 42% increase in sales by the Company's Priority Pharmacy division ("Priority Pharmacy") and a 10% increase in sales by the Company's Priority Distribution division ("Priority Distribution"). Net sales increased to $63.9 million in the three months ended June 30, 1998, from $56.5 million in the three months ended June 30, 1997, an increase of 13%. The increase was generated from a 52% increase in sales by Priority Pharmacy and a 10% increase in sales by Priority Distribution. The growth reflected primarily the addition of new customers, new product introductions, additional sales to existing customers and, to a lesser extent, the acquisition of Grove Way Pharmacy and inflationary price increases.

     Gross margin increased to $13.7 million in the first six months of 1998 from $11.3 million in the first six months of 1997, an increase of 21%. Gross margin as a percentage of net sales increased in the first six months of 1998 to 11.3% from 10.4% in the first six months of 1997. Gross margin increased to $6.9 million in the three months ended June 30, 1998, from $5.8 million in the three months ended June 30, 1997, an increase of 19%. Gross margin as a percentage of net sales increased in the three months ended June 30, 1998, to 10.8% from 10.2% in the three months ended June 30, 1997. The increase in gross margin reflected increased sales by both Priority Distribution and Priority Pharmacy. The increase in gross margin as a percentage of net sales was primarily attributed to the change in sales mix. Priority Distribution generated more sales of higher gross margin items; and Priority Pharmacy experienced increased sales, which generate higher gross margins than Priority Distribution. Competition continues to exert pressure on margins, particularly those of Priority Distribution.

     Selling, general and administrative ("SGA") expense increased to $6.2 million in the first six months of 1998 from $5.2 million in the first six months of 1997, an increase of 19%. SGA expense as a percentage of net sales increased to 5.1% in the first six months of 1998 from 4.8% in the first six months of 1997. SGA expense increased to $3.0 million in the three months ended June 30, 1998, from $2.6 million in the three months ended June 30, 1997, an increase of 15%. SGA expense as a percentage of net sales increased in the three months ended June 30, 1998, to 4.8% from 4.6% in the three months ended June 30, 1997. The increase in SGA expense as a percentage of net sales resulted from incurring expenses associated with the Company's Columbus, Ohio facility, which opened in November, 1997, training costs from hiring additional sales personnel at Priority Pharmacy, and increased overall costs of being a publicly traded company. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

     Depreciation and amortization ("D&A") increased to $622,000 in the first six months of 1998 from $571,000 in the first six months of 1997, an increase of 9%. D&A increased to $311,000 in the three months ended June 30, 1998, from $285,000 in the three months ended June 30, 1997, an increase of 9%. The increase in D&A was primarily the result of depreciation of new equipment, particularly in management information systems.

     Interest income, net, equaled $306,000 in the first six months of 1998 as opposed to interest expense, net, which equaled $498,000 in the first six months of 1997. Interest income, net, equaled $198,000 in the three months ended June 30, 1998 as opposed to interest expense, net, which equaled $321,000 in the three months ended June 30, 1997. In the first six months of 1998, interest income of $186,000 and $356,000 was primarily related to amounts earned by investing funds received from the October, 1997 initial public offering of the Company's Class B Common Stock (the "Offering") in overnight repurchase agreements with a major financial institution and loaning funds to Bindley Western Industries, Inc. ("BWI"), respectively. In the three months ended June 30, 1998, interest income of $75,000 and $244,000 was primarily related to amounts earned by investing funds received from the Offering in overnight repurchase agreements with a major financial institution and loaning funds to BWI, respectively. This interest income was partially offset by interest expense of $218,000 in the first six months of 1998 and $109,000 in the three months ended June 30, 1998, for interest due on the subordinated note issued to BWI on March 31, 1997. The interest income on the loans to BWI was calculated by applying BWI's average incremental borrowing rate to the average outstanding loans. During the first six months of 1998 the average outstanding loans to BWI were $11.2 million. During the three months ended June 30, 1998, the average outstanding loans to BWI were $15.3 million. During the first six months of 1997 and in the three months ended June 30, 1997, the interest expense was primarily related to borrowings from BWI. During the first six months of 1997 the average outstanding borrowings from BWI were $11.6 million. During the three months ended June 30, 1997, the average outstanding borrowings from BWI were $12.8 million. The interest expense on the borrowings was calculated by applying BWI's average incremental borrowing rate to the average outstanding borrowings. BWI's average incremental borrowing rate was 6.4 % in both the first six months of 1998 and 1997 and the three months ended June 30, 1998 and 1997.

     The Company participates in the consolidated federal and state income tax returns filed by BWI. BWI charges federal and state income tax expense to the Company as if the Company filed its own separate federal and state income tax returns. The provisions for income taxes represented 40% of earnings before taxes for both the first six months of 1998 and 1997 and the three months ended June 30, 1998 and 1997.

     Liquidity - Capital Resources.

     Net  cash  provided  by  operating  activities.  The  Company's  operations generated $10.8 million in cash during the first six months of 1998. Accounts receivable increased $904,000 during the first six months of 1998, which was a direct result of increased sales. Inventory decreased $9.0 million during the first six months of 1998, due to the liquidation of inventory purchased to take advantage of the 1997 year end buy-in opportunities and the Company's concerted effort to closely monitor inventory and maintain it at an optimal level. The $2.1 million decrease in accounts payable during the first six months of 1998, partially reduced the cash provided from the decrease in inventory; this decrease is primarily attributable to the timing of payments and the decrease in inventory. Depreciation and amortization totaled $622,000 during the first six months of 1998.

     Net cash used by investing activities. Capital expenditures during the first six months of 1998 totaled $400,000. The Company expects that capital expenditures during the last six months of 1998 will be approximately $250,000 and during 1999 will be approximately $800,000. The Company anticipates that these expenditures will relate primarily to the purchase of computer hardware and software and telecommunications equipment.

     Net cash used by financing activities. During the first six months of 1998, the Company's receivable from BWI increased by $10.1 million, primarily due to loaning BWI excess funds available.

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


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

                           PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

           The information set forth in Note 2 to the Notes to Consolidated Financial Statements (unaudited) set forth elsewhere in this Report is incorporated herein by reference.

     Item 2.  Changes in Securities and Use of Proceeds.

     (d)   Use of Proceeds

           The Company's Registration Statement on Form S-1 (File No. 333-34463) was declared effective on October 23, 1997. There has been no change in the Use of Proceeds since that reported in the Company's Form 10-Q for the quarter ended March 31, 1998.

     Item 4.  Submission of Matters to a Vote of Security Holders.

     a) The annual meeting of the shareholders of the Company was held on May 21, 1998.

     b) The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2001:

                                   Votes For     Votes Against      Abstentions

      Michael D. McCormick        32,506,663          0                58,170
      Thomas J. Salentine         32,506,663          0                58,170

     In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

                  Robert L. Myers           1999
                  Richard W. Roberson       1999
                  William E. Bindley        2000
                  Rebecca M. Shanahan       2000

     c) Other matters voted upon and the results of the voting were as follows:

           1) The shareholders voted 32,561,833 in the affirmative and 500 votes in the negative, with 2,500 abstentions, to appoint Price Waterhouse Coopers LLP as auditors of the Company.

           2) The shareholders voted 31,450,653 in the affirmative and 492,684 in the negative, with 32,205 abstentions and 589,291 broker non-votes, to approve the adoption of the Company's 1997 Stock Option and Incentive Plan.

     Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  Exhibit 10-O Revolving Credit Promissory Note by BWI in favor of the Company.

                  Exhibit 27        Financial Data Schedule (filed herewith)

         (b)   Reports on Form 8-K

                  None.

                                         SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     August 14, 1998                PRIORITY HEALTHCARE CORPORATION


                                     BY:         /s/   DONALD J. PERFETTO
                                                       Donald J. Perfetto
                                                       Vice President and
                                                       Chief Financial Officer