Form 10-Q
period 1998-09-30
PRIORITY HEALTHCARE CORP
filed 1998-11-12
CIK 1037975

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Yes   X           No   __
      -

As of November 1, 1998, the number of shares outstanding of each of the issuer's classes of common stock were as follows:

                        Class A Common Stock - 10,214,286

                        Class B Common Stock - 2,301,476

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.


                         PRIORITY HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (000's omitted except share data)
                                   (unaudited)

                                                                Nine-month period ended           Three-month period ended
                                                                       September 30,                      September 30,
                                                                   1998            1997               1998            1997
                                                     -----------------------------------------------------------------------

 Net sales.........................................          $ 193,776        $ 169,300          $ 71,723         $ 60,703
 Cost of products sold.............................            171,977          152,012            63,670           54,760
                                                            ----------      -----------        ----------           ------
 Gross profit......................................             21,799           17,288             8,053            5,943

 Selling, general and administrative expense.......              9,887            8,017             3,672            2,775
 Depreciation and amortization.....................                933              862               311              291
                                                             ---------      -----------         ---------          -------
 Earnings from operations..........................             10,979            8,409             4,070            2,877

 Interest (income) expense, net....................               (640)             832              (334)             334
                                                             ---------      -----------          ---------         -------
 Earnings before income taxes......................             11,619            7,577             4,404            2,543

 Provision for income taxes........................              4,619            3,031             1,751            1,018
                                                             ---------      -----------          ---------         -------

 Net earnings......................................            $ 7,000          $ 4,546           $ 2,653          $ 1,525
                                                              ========         ========          ========          =======

 Earnings per share:
         Basic                                                     $.56             $.45              $.21            $.15
         Diluted...................................                $.56             $.45              $.21            $.15
 Weighted average shares outstanding:
        Basic                                                12,515,208       10,214,286        12,515,208      10,214,286
         Diluted...................................          12,578,943       10,214,286        12,598,436      10,214,286


    (See accompanying notes to consolidated financial statements.)

                         PRIORITY HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (000's omitted except share data)
                                   (unaudited)

                                                                                  September 30,     December 31,

                                                                                           1998             1997
                                                                             ------------------------------------

ASSETS:
Current assets:
     Cash and cash equivalents............................................             $ 2,636           $ 9,484
     Accounts receivable, less allowance for doubtful accounts of
             $479 for 1998 and $402 for 1997...............................              49,240            43,643
        Receivable from parent.............................................              20,365             5,290
     Finished goods inventory..............................................              20,246            25,082
     Deferred income taxes.................................................                 869               869
     Other current assets..................................................                 174               166
                                                                                      ---------          ---------
                                                                                         93,530            84,534
                                                                                      ---------          ---------
Fixed assets, at cost......................................................               3,090             2,492
     Less: accumulated depreciation........................................               1,354               997
                                                                                      ---------           --------
                                                                                          1,736             1,495
                                                                                      ---------           --------
Intangibles, net                                                                          6,723             7,273
                                                                                      ---------           --------
               Total assets................................................           $ 101,989          $ 93,302
                                                                                      =========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable......................................................            $ 32,391          $ 24,754
     Other current liabilities.............................................               2,614             2,292
                                                                                      ---------          --------
                                                                                         35,005            27,046
                                                                                      ---------          --------
Long-term obligations......................................................                  --               272
                                                                                      ---------          --------
Deferred income taxes......................................................                 101               101
                                                                                      ---------          --------
Subordinated note payable to parent........................................                  --             6,000
                                                                                      ---------          --------
Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, none
        issued and outstanding.............................................                  --               --
     Common stock
          Class A, $0.01 par value, 15,000,000 shares authorized,
             10,214,286 issued and outstanding.............................                 102              102
          Class B, $0.01 par value, 40,000,000 shares
authorized,                                               .................                  23               23
     2,300,922 issued and outstanding......................................
          Additional paid in capital.......................................              52,907           52,907
          Retained earnings................................................              13,851            6,851
                                                                                      ---------       ----------
               Total shareholders' equity..................................              66,883           59,883
                                                                                      ---------       ----------
Commitments and contingencies..............................................                  --               --
                                                                                      ---------       ----------

               Total liabilities and shareholders' equity..................           $ 101,989         $ 93,302
                                                                                      =========         ========


    (See accompanying notes to consolidated financial statements.)


                         PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (unaudited)
                                                         Nine-month period ended
                                                                September 30,
                                                              1998         1997
                                           -------------------------------------

Cash flow from operating activities:
     Net income............................                $ 7,000      $ 4,546
Adjustments to reconcile net income to net cash provided
   (used) by operating activities:
     Depreciation and amortization..........                   933          862
        Loss on disposal of fixed assets....                    --          126
     Deferred income taxes..................                    --           21
Change in assets and liabilities:
     Accounts receivable....................                (5,597)     (12,005)
     Finished goods inventory...............                 4,836       (1,101)
     Trade accounts payable.................                 7,637        1,228
     Other current assets and liabilities...                   314          126
                                                           -------      --------
          Net cash provided (used) by operating
             activities.....................                15,123       (6,197)
                                                           -------      -------
Cash flow from investing activities:
     Purchase of fixed assets...............                  (624)        (474)
     Acquisition of business................                    --         (333)
                                                           -------      -------
          Net cash used by investing activities....           (624)        (807)
                                                           -------      -------
Cash flow from financing activities:
     Net change in amounts due to /from parent.....        (15,075)       5,811
     Repayment of subordinated note payable to parent       (6,000)          --
     Payments on long-term obligations.............           (272)        (250)
                                                           --------     -------
          Net cash provided (used) by financing
             activities............................        (21,347)       5,561
                                                           --------     -------
Net decrease in cash...............................         (6,848)      (1,443)
Cash and cash equivalents at beginning of period...          9,484        1,656
                                                           --------      ------
Cash and cash equivalents at end of period..               $ 2,636       $  213
                                                           ========      ======

Supplemental cash flow information:
     Interest paid..............................            $  351       $  832
     Income taxes paid..........................           $ 4,619      $ 3,010


      (See accompanying notes to consolidated financial statements.)

                         PRIORITY HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three and nine month periods ended September 30, 1998 and 1997 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

2. The subordinated note issued to Bindley Western Industries, Inc. ("BWI") on March 31, 1997 and due March 31, 1999 was repaid, including accrued interest, on September 30, 1998.

3. IV-1, Inc. ("IV-1") and IV-One Services, Inc. ("IV-One Services") have been named as defendants in a second amended counterclaim filed by Amgen, Inc. ("Amgen") on May 14, 1996, in the Circuit Court of the Eighteenth Judicial District of Seminole County, Florida. Amgen has asserted that these entities tortiously interfered with a license agreement (the "License Agreement") between Amgen and Ortho Pharmaceutical Corporation ("Ortho"). Pursuant to this agreement, Amgen licensed Ortho to sell EPO for use in the treatment of non-dialysis patients, while Amgen reserved the exclusive right to sell EPO for use in the treatment of dialysis patients. Amgen has asserted that, prior to the purchase of IV-1 and IV-One Services by the Company, these entities induced Ortho to sell EPO to them for resale in the dialysis market in contravention of the License Agreement. Amgen has also alleged that IV-1 and IV-One Services were involved in a civil conspiracy to circumvent the terms of the License Agreement to allow the resale of EPO to the dialysis market. Furthermore, Amgen has asserted unfair competition claims against IV-1, including that IV-1 manufactured and distributed unapproved prefilled syringes of EPO and another product manufactured by Amgen in container systems unapproved by Amgen. Amgen did not specify a time frame for the acts complained of in the civil conspiracy and unfair competition allegations. In each count, Amgen has demanded an unspecified amount of compensatory damages, including costs and interest.

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




     Results of Operations.

     Net sales increased to $193.8 million in the first nine months of 1998 from $169.3 million in the first nine months of 1997, an increase of 14%. Net sales increased to $71.7 million in the three months ended September 30, 1998, from $60.7 million in the three months ended September 30, 1997, an increase of 18%. The growth reflected primarily the addition of new customers, new product introductions, the new Rebetron treatment for Hepatitis-C, additional sales to existing customers and, to a lesser extent, the acquisition of Grove Way Pharmacy and inflationary price increases.

     Gross margin increased to $21.8 million in the first nine months of 1998 from $17.3 million in the first nine months of 1997, an increase of 26%. Gross margin as a percentage of net sales increased in the first nine months of 1998 to 11.2% from 10.2% in the first nine months of 1997. Gross margin increased to $8.1 million in the three months ended September 30, 1998, from $5.9 million in the three months ended September 30, 1997, an increase of 37%. Gross margin as a percentage of net sales increased in the three months ended September 30, 1998, to 11.3% from 9.7% in the three months ended September 30, 1997. The increase in gross margin reflected increased sales by both Priority Distribution and Priority Pharmacy. The increase in gross margin as a percentage of net sales was primarily attributed to the change in sales mix. Priority Distribution generated more sales of higher gross margin items; and Priority Pharmacy experienced increased sales, which generate higher gross margins than Priority
     Distribution. Competition continues to exert pressure on margins, particularly those of Priority Distribution.

     Selling, general and administrative ("SGA") expense increased to $9.9 million in the first nine months of 1998 from $8.0 million in the first nine months of 1997, an increase of 24%. SGA expense as a percentage of net sales increased to 5.1% in the first nine months of 1998 from 4.7% in the first nine months of 1997. SGA expense increased to $3.7 million in the three months ended September 30, 1998, from $2.8 million in the three months ended September 30, 1997, an increase of 32%. SGA expense as a percentage of net sales increased in the three months ended September 30, 1998, to 5.2% from 4.6% in the three months ended September 30, 1997. The increase in SGA expense as a percentage of net sales resulted from incurring expenses associated with the Company's Columbus, Ohio facility, which opened in November, 1997, training costs from hiring additional sales personnel at Priority Pharmacy, and increased overall costs of being a publicly traded company. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

     Depreciation and amortization ("D&A") increased to $933,000 in the first nine months of 1998 from $862,000 in the first nine months of 1997, an increase of 8%. D&A increased to $311,000 in the three months ended September 30, 1998, from $291,000 in the three months ended September 30, 1997, an increase of 7%. The increase in D&A was primarily the result of depreciation of new equipment, particularly in management information systems.

     Interest income, net, equaled $640,000 in the first nine months of 1998 as opposed to interest expense, net, which equaled $832,000 in the first nine months of 1997. Interest income, net, equaled $334,000 in the three months ended September 30, 1998 as opposed to interest expense, net, which equaled $334,000 in the three months ended September 30, 1997. In the first nine months of 1998, interest income of $276,000 and $715,000 was primarily related to amounts earned by investing funds received from the October, 1997 initial public offering of the Company's Class B Common Stock (the "Offering") in overnight repurchase agreements with a major financial institution and loaning funds to BWI, respectively. In the three months ended September 30, 1998, interest income of $90,000 and $359,000 was primarily related to amounts earned by investing funds received from the Offering in overnight repurchase agreements with a major financial institution and loaning funds to BWI, respectively. This interest income was partially offset by interest expense of $327,000 in the first nine months of 1998 and $109,000 in the three months ended September 30, 1998, for interest due on the subordinated note issued to BWI on March 31, 1997. The subordinated note issued to BWI was repaid on September 30, 1998. The interest income on the loans to BWI was calculated by applying BWI's average incremental borrowing rate to the average outstanding loans. During the first nine months of 1998 the average outstanding loans to BWI were $14.9 million. During the three months ended September 30, 1998, the average outstanding loans to BWI were $22.4 million. During the first nine months of 1997 and in the three months ended September 30, 1997, the interest expense was primarily related to borrowings from BWI. During the first nine months of 1997 the average outstanding borrowings from BWI were $12.4 million. During the three months ended September 30, 1997, the average outstanding borrowings from BWI were $14.2 million. The interest expense on the borrowings was calculated by applying BWI's average incremental borrowing rate to the average outstanding borrowings. BWI's average incremental borrowing rate was 6.4 % in both the first nine months of 1998 and 1997 and the three months ended September 30, 1998 and 1997.

     The Company participates in the consolidated federal and state income tax returns filed by BWI. BWI charges federal and state income tax expense to the Company as if the Company filed its own separate federal and state income tax returns. The provisions for income taxes represented approximately 40% of earnings before taxes for both the first nine months of 1998 and 1997 and the three months ended September 30, 1998 and 1997.

     Liquidity - Capital Resources.

     Net  cash  provided  by  operating  activities.  The  Company's  operations generated $15.1 million in cash during the first nine months of 1998. Accounts receivable increased $5.6 million during the first nine months of 1998, which was a direct result of increased sales. Inventory decreased $4.8 million during the first nine months of 1998, due to the liquidation of inventory purchased to take advantage of the 1997 year end buy-in opportunities and the Company's concerted effort to closely monitor inventory and maintain it at an optimal level. Trade accounts payable increased $7.6 million due to the Company's payment terms with its major vendors, particularly those of Priority Pharmacy. Depreciation and amortization totaled $933,000 during the first nine months of 1998.

     Net cash used by investing activities. Capital expenditures during the first nine months of 1998 totaled $624,000. The Company expects that capital expenditures during the last three months of 1998 will be approximately $150,000 and during 1999 will be approximately $800,000. The Company anticipates that these expenditures will relate primarily to the purchase of computer hardware and software and telecommunications equipment.

     Net cash used by financing activities. During the first nine months of 1998, the Company's receivable from BWI increased by $15.1 million, primarily due to loaning BWI excess funds available. Also, on September 30, 1998 the Company repaid the $6.0 million subordinated note payable to BWI.

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



     Year 2000 Compliance.

     The year 2000 will pose a unique set of challenges to those industries reliant on information technology. As a result of the methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. The Company and other companies in the same business are vulnerable to the dependence on distribution and communications systems.

     During the past two years, the Company has replaced its hardware and network systems for reasons other than year 2000 compliance, however such new hardware and network systems have been successfully tested for year 2000 compliance. The Company spent approximately $280,000 for such systems. In May 1998 the Company initiated the process of preparing its software applications to make them year 2000 compliant. The Company anticipates that the upgrades of two of the three main software packages which it uses will be completed by the end of 1998 and will have been tested for year 2000 compliance by then. The Company expects that the third software package will be upgraded and year 2000 compliant by the end of the first quarter of 1999. Management estimates the total cumulative costs relating to the upgrade of its software programs will be $75,000, of which approximately $45,000 had been incurred as of September 30, 1998. Funds for such expenditures have been and are expected to be generated from operations.

     Management believes that the expenditures required to bring the Company's systems into compliance will not have a materially adverse effect on the Company's performance. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that the year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

     Moreover, to operate its business, the Company relies on governmental agencies, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which it can assert little control. The Company's ability to conduct its business is dependent upon the ability of these third parties to avoid year 2000 related disruptions. The Company is in the process of contacting its third party service providers about their year 2000 readiness, but the Company has not yet received any assurances from any such third parties about their year 2000 compliance. If the Company's key third party service providers do not adequately address their year 2000 issues, the Company's business may be materially affected which could result in a materially adverse effect on the Company's results of operations and financial condition.

     The Company has not to date developed any contingency plans, as such plans will depend on the responses from its third party service providers, in the event the Company or any key third party providers should fail to become year 2000 compliant.

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

                           PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

           The information set forth in Note 3 to the Notes to Consolidated Financial Statements (unaudited) set forth elsewhere in this Report is incorporated herein by reference.

     Item 2.  Changes in Securities and Use of Proceeds.

     (c)   Sales of Unregistered Securities

           The following securities of the Company that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), were sold during the quarter ended September 30, 1998: On September 15, 1998, the Company granted options for an aggregate of 123,880 shares of its Class B Common Stock to certain of its employees pursuant to the Company's Broad Based Stock Option Plan, which options have an exercise price equal to the closing price of the Class B Common Stock on September 15, 1998. This transaction is exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

     (d)   Use of Proceeds

           The Company's Registration Statement on Form S-1 (File No. 333-34463) was declared effective on October 23, 1997. There has been no change in the Use of Proceeds since that reported in the Company's Form 10-Q for the quarter ended March 31, 1998.

     Item 5.  Other Information.

           On October 27, 1998, BWI announced that its Board of Directors established record and distribution dates of December 15, 1998 and December 31, 1998, respectively, for the spin-off of the Company. The spin-off will be accomplished by a pro rata distribution to BWI's common shareholders of the 10,214,286 shares of the Company's Class A Common Stock owned by BWI. It is estimated that BWI's shareholders will receive approximately 0.46 shares of the Company's Class A Common Stock for each share of BWI common stock owned as of the record date. The actual ratio will be calculated by dividing 10,214,286 by the total number of BWI common shares outstanding as of December 15, 1998. The spin-off of the Company's Class A Common Stock by BWI is subject to finalizing certain regulatory approvals and continued favorable market conditions.

     Item 6.  Exhibits and Reports on Form 8-K.

(a)        Exhibits

                  Exhibit 10-C(ii) *First Amendment to the 1997 Stock Option and Incentive Plan of the Registrant (filed herewith)

                  Exhibit 10-P *Broad Based Stock Option Plan of the Registrant (incorporated herein by reference from Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-65927))

                  Exhibit 27        Financial Data Schedule (filed herewith)

     * The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

     (b)   Reports on Form 8-K

                  None.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     November 12, 1998                   PRIORITY HEALTHCARE CORPORATION


                                          BY:      /s/   DONALD J. PERFETTO
                                                         Donald J. Perfetto
                                                         Vice President and
                                                         Chief Financial Officer