Form 10-K405
period 1998-12-31
PRIORITY HEALTHCARE CORP
filed 1999-03-30
CIK 1037975

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
 X                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR
---                                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the fiscal year ended DECEMBER 31, 1998

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
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

       285 WEST CENTRAL PARKWAY
       ALTAMONTE SPRINGS, FLORIDA                           32714
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (407) 869-7001

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $.01 PAR VALUE
                      CLASS B COMMON STOCK, $.01 PAR VALUE
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

                                  $425,881,567

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock on March 9, 1999 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                   5,465,497

    Number of shares of Class A Common Stock, $.01 par value, outstanding at
                                 March 9, 1999.

                                   7,093,759

    Number of shares of Class B Common Stock, $.01 par value, outstanding at

                                 March 9, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:



                                                    PART OF FORM 10-K INTO WHICH
       IDENTITY OF DOCUMENT                          DOCUMENT IS INCORPORATED

Definitive Proxy Statement for the Annual                    PART III
       Meeting of Shareholders
        to be held May 10, 1999

                         PRIORITY HEALTHCARE CORPORATION
                           Altamonte Springs, Florida

               Annual Report to Securities and Exchange Commission
                                December 31, 1998

                                     PART I


ITEM 1.  BUSINESS.

BACKGROUND

         Priority Healthcare Corporation ("Priority" or the "Company") was formed by Bindley Western Industries, Inc. ("BWI") on June 23, 1994 as an Indiana corporation to focus on the distribution of products and provision of services to the alternate site segment of the healthcare industry. The Company conducts the business activities of alternate site healthcare companies acquired by BWI or the Company in five transactions since February 1993. The principal executive offices of the Company are located at 285 West Central Parkway, Altamonte Springs, Florida 32714 and its telephone number at that address is
(407) 869-7001. On October 29, 1997, the Company consummated an initial public offering of its Class B Common Stock (the "Offering"). On December 31, 1998, BWI distributed to its common shareholders all of the 10,214,286 shares of the Company's Class A Common Stock in a spin-off transaction and BWI no longer has any ownership interest in the Company. Unless otherwise indicated, "Priority" and the "Company" refer to Priority Healthcare Corporation and its subsidiaries, and "BWI" refers to Bindley Western Industries, Inc. and its subsidiaries other than the Company.

ACQUISITION HISTORY

         Effective as of February 28, 1993, BWI acquired substantially all of the assets of Charise Charles, Ltd., Inc. ("Charise Charles"), a specialty wholesale distributor of oncology and renal care biopharmaceuticals located in Altamonte Springs, Florida. On October 6, 1993, BWI acquired substantially all of the assets of PRN Medical, Inc. ("PRN"), a specialty wholesale distributor of renal care supplies and dialysis equipment located in Orlando, Florida. In August 1994, PRN was combined with Charise Charles as part of the formation of the Company. On October 31, 1994, the Company acquired the stock of 3C Medical, Inc. ("3C"), a specialty distributor of acute dialysis products located in Santa Ana, California. Effective January 1, 1995, the Company acquired all of the outstanding stock of IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc., three related companies located in Altamonte Springs, Florida that provided specialty pharmacy and other related healthcare services. On August 6, 1997, the Company acquired substantially all of the assets of Grove Way Pharmacy, Inc. ("Grove Way Pharmacy"), a specialty distributor of vaccines located in Castro Valley, California.

         The operations of Charise Charles, PRN, 3C and Grove Way Pharmacy are now included in the Company's Priority Healthcare Distribution division ("Priority Distribution"). Effective December 31, 1998, IV-One Services, Inc. and National Pharmacy Providers, Inc. were merged into IV-1, Inc. and the name of the corporation was changed to Priority Healthcare Pharmacy, Inc. ("Priority Pharmacy").

GENERAL

         Priority is a national distributor of specialty pharmaceuticals and related medical supplies to the alternate site healthcare market and is a provider of patient-specific, self-injectable biopharmaceuticals and disease treatment programs to individuals with chronic diseases. Through Priority Distribution, the Company sells over 3,500 SKUs of specialty pharmaceuticals and medical supplies to outpatient renal care centers and office-based physicians in oncology and other physician specialty markets. With the acquisition of Grove Way Pharmacy, Priority Distribution entered the vaccine market. Priority Distribution offers value-added services to meet the specific needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures, offering automated order entry services and offering customized distribution for group accounts.

From distribution centers in Tustin, California and Grove City, Ohio, Priority Distribution services over 2,000 customers in all 50 states and Puerto Rico, including approximately 600 office-based oncologists and 800 renal dialysis clinics.

         Through Priority Pharmacy, the Company fills individual patient prescriptions for self-injectable biopharmaceuticals. These patient-specific prescriptions are filled at the licensed pharmacy in Altamonte Springs, Florida and shipped directly to the patient overnight in specialized packages. Priority Pharmacy also provides disease treatment programs for hepatitis, melanoma, cancer, human growth deficiency and the complications of HIV.

         Priority's net sales have increased from $107.4 million in 1994 to $275.6 million in 1998. In the same period, operating income has increased from $2.3 million in 1994 to $15.9 million in 1998. The Company's objective is to continue to grow rapidly and enhance its market position as a leading healthcare company by capitalizing on its business strengths and pursuing the following strategy: (i) continue to focus on and further penetrate the alternate site market; (ii) enter new markets by distributing new product categories and patient-specific biopharmaceuticals; (iii) accelerate growth of its higher margin, patient-specific pharmacy business by leveraging relationships with existing distribution customers; (iv) maintain intense cost control while investing in infrastructure; (v) pursue acquisitions to complement existing product offerings and further penetrate markets; and (vi) continue to develop physician and patient networks that enhance Priority's alliance capabilities with manufacturers.

INDUSTRY AND MARKET OVERVIEW

         Priority sells the majority of its products and services into three large and growing markets -- oncology, gastroenterology and chronic renal dialysis. The Company also operates in certain segments of the vaccine market. The common characteristics of these markets is that most products are administered in an alternate site setting by physicians or the patients themselves and require specialized shipping and support services.

         Industry Overview. The alternate site supply market is fragmented with many public and private companies focusing on different product or customer niches. Few companies offer a wide range of pharmaceuticals and related supplies targeted to multiple customer groups, specifically renal dialysis clinics and office-based physicians. Historically, cancer therapy, renal dialysis and most other treatments for chronic and life-threatening medical conditions were administered almost exclusively in a hospital inpatient setting. During the 1990s, the frequency with which these treatments have been administered outside the hospital has increased dramatically in response to cost containment efforts and the introduction of new biopharmaceutical products, such as interferon, ribavirin-Intron A combination therapy ("Rebetron"), erythropoietin ("EPO") and cancer drugs.

         The service needs of office-based physicians and clinics differ markedly from those of the hospital market, creating logistical challenges and increasing administrative costs for those offices. Office-based physicians and clinics generally order relatively small quantities of drugs at irregular intervals and do not have inventory management systems or sufficient pharmacy staffing. Challenges facing these caregivers include providing necessary administrative and financial resources, managing relationships with multiple suppliers, managing inventories, billing patients and third-party payors, and monitoring new clinical developments. The Company believes that the shift from hospital-based to office-based or home-based care delivery has created a significant opportunity, particularly in the oncology, gastroenterology, renal dialysis, vaccine and homecare markets.

         Oncology. Cancer continues to grow in the United States. According to USA Today newspaper, 1.2 million cases of cancer will be diagnosed in the United States in 1999. The principal treatments for cancer are surgery and a regimen of pharmaceutical treatments. Surgery typically involves hospitalization, but radiation and chemotherapy are increasingly being delivered in alternate site settings such as the physician office and the home. According to USA Today, approximately 60% of cancer patients have no effective therapy to treat their illness. Cancer drugs generate approximately $6 billion per year in sales worldwide, which is predicted to grow to $62.7 billion by the year 2030.

         The National Cancer Institute estimates that direct medical costs for the treatment of cancer in the United States totaled $35 billion in 1996. Frost & Sullivan estimated the U.S. market for oncology pharmaceuticals to be $4.1 billion in 1996 and projected it to grow at a compound annual rate of 13.2% from 1996 through 2003. The Company believes that the office-based segment of the cancer pharmaceutical market represents approximately 25% of such market and has been growing faster than the cancer pharmaceutical market. Growth in the cancer pharmaceutical market is expected to be driven by the continued introduction of new pharmaceuticals and increases in the incidence of cancer. Of 350 biotechnology medicines currently in development, nearly one half are cancer related according to a 1998 survey conducted by Pharmaceutical Research and Manufacturers of America ("PhRMA"). In addition, the overall incidence of cancer is expected to increase as the average age of the U.S. population continues to increase. According to the National Institutes of Health ("NIH"), over 50% of all cancers are diagnosed in people age 65 or over.

         Renal Dialysis. End stage renal disease ("ESRD") is characterized by the irreversible loss of kidney function and requires kidney transplantation or routine dialysis treatment (either periodialysis or hemodialysis), which involves removing waste products and excess fluids from the blood. According to the Health Care Financing Administration ("HCFA"), as of December 31, 1995, over 80% of dialysis patients, which the Company still believes is valid, were receiving hemodialysis in outpatient treatment centers. Hemodialysis typically utilizes various specialty pharmaceuticals and related medical supplies as part of the treatment. Hemodialysis treatments usually last three hours and are performed three times a week at over 3,000 outpatient facilities in the United States. According to HCFA, ESRD enrollment is growing by approximately 6% per year. The medication most frequently prescribed to hemodialysis patients is EPO, which stimulates the production of red blood cells, as well as Calcijex (calcium), INFeD (iron), hepatitis vaccine and other nutrient compounds. The Company estimates that the United States market for EPO alone exceeds $1 billion. Growth in this market is driven by the general aging of the population, favorable reimbursement trends and proposed regulatory changes, expansion of ancillary services and increased managed care contracts.

         Vaccine Market. The worldwide vaccine market currently exceeds $3 billion annually, and is expected to grow to $7 billion by 2001, according to SmithKline Beecham, one of the leading vaccine manufacturers. The Company estimates that pediatric vaccines represent 40% of the world market, and hepatitis vaccines represent over 20% of the world market.

         Growth in the vaccine market is expected to be driven by the growth of combination pediatric vaccines, travelers' vaccines, vaccines for adolescent protection, vaccines for the elderly and vaccines to treat chronic infectious disease and cancer. According to the 1998 PhRMA survey, 77 vaccines are currently in development.

         Gastroenterology. Priority operates in the gastroenterology market, principally through the sale of interferon and Rebetron for the treatment of hepatitis C. NIH estimates that nearly four million Americans are infected with hepatitis C and that approximately 30,000 new acute hepatitis C infections occur each year. According to NIH, the incidence of hepatitis C infection appears to be declining from its peak in 1989. However, because only 25% to 30% of new hepatitis C infections are currently diagnosed, as estimated by NIH, the Company believes the treated portion of this population is likely to increase as awareness of hepatitis disease management programs increases. According to NIH, hepatitis C is responsible for 8,000 to 10,000 deaths annually and is currently the leading reason for liver transplantation in the United States.

BUSINESS STRENGTHS

         Priority believes the following represent the Company's business strengths and have been the principal factors in the Company's business success to date.

         Knowledgeable Sales, Marketing and Support Staff. The Company has a well-trained, knowledgeable telemarketing and sales support staff of approximately 50 full-time associates. The Company's sales support staff and telemarketers are most experienced in the areas of oncology, gastroenterology, renal care and vaccines. Priority holds frequent meetings and training sessions with its suppliers to enable the sales and support staff to be well-informed about current and new biopharmaceuticals. The sales and support staff provides not only superior and knowledgeable customer service, but also promotes the sale of new products.

         Clinical Expertise. The Company provides disease treatment programs to patients and physicians through its highly trained clinical staff of pharmacists, nurses and patient care coordinators. These personnel are available for ongoing consultation with the patient and the dispensing physician regarding the patient's therapy and progress seven days a week, 24 hours a day. In order to serve the specific needs of its customers, Priority operates one central licensed pharmacy, which has been accredited with commendation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO").

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

         Enter new markets by distributing new product categories and patient-specific biopharmaceuticals. The Company plans to selectively enter new markets through new program offerings, such as its disease treatment programs for melanoma and non-hodgkins lymphoma. In addition, by targeting chronic disease therapies that require patient-specific, self-injectable biopharmaceuticals, the Company continues to expand its markets.

         Accelerate growth of its higher margin, patient-specific pharmacy business by leveraging relationships with existing distribution customers. The Company has over 2,000 customers, including physicians focusing on oncology, gastroenterology, renal care and vaccines. The Company believes that a number of physicians that order pharmaceuticals and supplies from the Company also treat patients who require patient-specific, self-injectable biopharmaceuticals. The Company's information database identifies these cross-selling opportunities, and Priority believes it is well-positioned to capture incremental revenue from these customers.

         Maintain intense cost control while investing in infrastructure. The Company's goal is to remain a low cost provider of specialty distribution products yet increase the value-added services it provides to customers such as 24-hour on-call nurse support, patient counseling, specialized shipping and software to its larger customers. The

Company's selling, general and administrative expense was only 5.1% of revenues in 1998 even as the Company continued to invest in its infrastructure.

         Pursue acquisitions to complement existing product offerings or further penetrate markets. The Company believes that the highly fragmented specialty distribution and pharmacy industries afford it an opportunity to grow through selective acquisitions. By acquiring complementary businesses, the Company can increase its customer base, expand its product and geographic scope and leverage its existing infrastructure. For example, the acquisition of Grove Way Pharmacy has enabled the Company to target the distribution of vaccines into the alternate site market.

         Continue to develop physician and patient networks that enhance the Company's alliance capabilities with manufacturers. The Company believes that with strong physician and patient networks the relationships with its manufacturers will be enhanced, thereby increasing the potential for alliances which could expand its products, service and geographic scope.

PRODUCTS AND SERVICES

         Priority Distribution. Priority Distribution provides a broad range of services and supplies to meet the needs of the alternate site market, including the outpatient renal care market, office-based oncology market and other physician office specialty markets that are high users of vaccines. Priority Distribution offers value-added services to meet the specialized needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures and offering automated order entry services and customized group account distribution. Priority Distribution distributes its products from distribution centers in Tustin, California and Grove City, Ohio. The Company sells over 3,500 SKUs of pharmaceuticals such as EPO, Neupogen, Calcijex and INFeD and related medical supplies such as dialyzers, blood tubing, fistula needles, IV sets, transducers, tape and sponges. During 1998, approximately 27% of the Company's revenues were attributable to sales of EPO to the renal care market. EPO for the renal care market is available from only one manufacturer, Amgen. Priority Distribution services over 2,000 customers located in all 50 states and Puerto Rico, including approximately 600 office-based oncologists and 800 renal dialysis clinics.

         Priority believes its knowledgeable salesforce provides a competitive advantage when selling into the alternate site market. Since a majority of customer orders are placed by telephone, the Company offers its customers a toll-free telephone number and fax line and is beginning to use electronic data interchange ("EDI") ordering capability to accept electronically transmitted orders. Orders typically are received by the Company's telemarketing sales and service personnel who use PC-based computer systems to enter customer orders, and to access product information, product availability, pricing, promotions and the customer's buying or referral history. As part of the Company's commitment to superior customer service, the Company offers its customers ease of order placement. Once an order is received, it is electronically sent to the appropriate distribution center where it is filled and shipped. The Company estimates that approximately 98% of all items are shipped without back ordering, and that 99% of all orders received before 6 p.m. are shipped on the same day that the order is received. See " -- Sales and Marketing."

         Priority Pharmacy. Priority Pharmacy provides patient-specific, self-injectable biopharmaceuticals and related disease treatment programs to individuals with chronic diseases. In Altamonte Springs, Florida, Priority Pharmacy fills patient-specific prescriptions and ships them via overnight delivery in special shipping containers to maintain appropriate temperatures. These services are provided in combination with the Company's disease treatment programs, through which the Company's pharmacy and nursing staff provide education, counseling and other services to patients. Management is not aware of any other provider that offers the same services as Priority Pharmacy on a nationwide basis.

         Priority Pharmacy currently provides disease treatment programs for various diseases, including hepatitis and cancer, with biopharmaceuticals that primarily consist of Interferon, a synthetic biopharmaceutical used to treat hepatitis B and C, Rebetron, an oral antiviral and a synthetic biopharmaceutical used to treat hepatitis C, Octreotide, a synthetic hormone used to treat diarrhea associated with intestinal peptide tumors, and Epoetin Alfa, a synthetic biopharmaceutical used to treat anemia. Priority Pharmacy continues to evaluate adding more products.

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

         Most parenteral or injectable prescriptions are prepared in sterile conditions under class 100 laminar flow hoods. Licensed pharmacists verify the prescription with the prescribing physician and recheck the prescription before shipping. In order to ensure the safe delivery of prescriptions to the patient, the Company telephones the patient several days before shipping to confirm that the patient or another person will be at home to receive the package immediately upon delivery. In addition, the Company requires the overnight delivery service to obtain a signed receipt before leaving the drugs at a residence.

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

         During the past two years, the Company has replaced its hardware and software systems for reasons other than year 2000 compliance; the Company has spent approximately $375,000 for such systems. The hardware systems have been successfully tested for year 2000 compliance. In May 1998 the Company initiated the process of preparing its software applications to make them year 2000 compliant. Two of the three main software packages that the Company utilizes were tested for year 2000 compliance during 1998. The third software package was upgraded during January 1999 and is now year 2000 compliant. The total cumulative costs relating to the upgrade of its software programs was approximately $75,000. Funds for such expenditures were generated from operations.

         Management believes that the expenditures required to bring the Company's systems into compliance did not have a materially adverse effect on the Company's performance. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that the year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

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

         The Company has not to date developed any contingency plans, as such plans will depend on the responses from its third party service providers, in the event the Company or any key third party providers should fail to become year 2000 compliant. If required, critical functions could be handled on a manual basis until such time that the year 2000 malfunction was identified and resolved.

SALES AND MARKETING

         The Company employs approximately 50 full-time telemarketing and sales support staff personnel. The Company strives to generate new customers and solidify existing customer relationships through frequent direct marketing contact that emphasizes the Company's broad product lines in specialty markets, competitive prices, responsive service and ease of order placement. The Company telemarkets to oncology clinics, physician offices and dialysis centers. The Company targets larger customers with customized approaches developed by management and its key account team. The Company also links the Priority Distribution and Priority Pharmacy databases to facilitate cross-selling efforts between the two divisions. The Company believes that there is a significant opportunity to provide its specialty pharmacy services to patients of physicians that currently order pharmaceuticals and supplies from Priority Distribution.

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

CUSTOMERS

         Priority Distribution serves over 2,000 customers located in all 50 states and Puerto Rico, including approximately 600 office-based oncologists and 800 renal dialysis clinics.

         During 1998, the Company's largest 20 customers accounted for approximately 38% of the Company's revenues and one customer, Everest Healthcare Services Corporation, accounted for approximately 12% of the Company's revenues. Significant declines in the level of purchases by one or more of the Company's largest customers could have a material adverse effect on the Company's business and results of operations. As is customary in its industry, the Company generally does not have long-term contracts with its customers. Management believes that the retention rate for the Company's customers is very favorable. Although the Company has not to date experienced any failure to collect accounts receivable from its largest customers, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on the Company.

PURCHASING

         Management believes that effective purchasing is key to both profitability and maintaining market share. In 1996, 1997 and 1998, the Company's single largest supplier, Amgen, accounted for approximately 42%, 40% and 32%, respectively, of the Company's revenues. The Company has a $5,000,000 Standby Letter of Credit with a major financial institution with Amgen as the beneficiary. The Company continually evaluates its purchase requirements and likely increases in manufacturer prices in order to obtain products at the most advantageous cost. It has negotiated several partnership relationships with manufacturers that offer favorable pricing, volume-based incentives and opportunities to reduce supply chain costs for both parties.

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

         Licensing. The Company is required to register with the United States Drug Enforcement Administration ("DEA"), the Food and Drug Administration ("FDA") and appropriate state agencies for various permits and/or licenses, and it also must comply with the operating and security standards of such agencies. The Company's Tustin and Grove City distribution centers are licensed to distribute pharmaceuticals in accordance with the Prescription Drug Marketing Act of 1987. The Grove City location is also licensed to distribute or dispense certain controlled substances in accordance with the requirements of the Controlled Substances Act of 1970. Similarly, the Company's pharmacy program and provider businesses are subject to licensing by the DEA as well as by the state boards of pharmacy, state health departments and other state agencies where they operate.

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

         On November 21, 1997, the President signed into law the FDA Modernization Act of 1997, which, among a number of other items, added a new section on pharmacy compounding to the Federal Food, Drug and Cosmetic Act. In this provision, Congress clarified a gray area by explicitly identifying the circumstances in which pharmacies may compound drugs without the need for filing a New Drug Application, observing the FDA's Good Manufacturing Practice regulations or complying with certain other specific Federal Food, Drug and Cosmetic Act requirements. Congress provided that the term "compounding" does not include mixing or reconstituting that is done in accordance with directions contained in approved labeling provided by the manufacturer of the product. The Company believes that, as a result of this amendment, so long as it follows the manufacturer's approved labeling in each case, and prepares drugs only for identified individual patients using licensed practitioners, the Company's activities should be regulated by the Florida State Board of Pharmacy and not be subjected by the FDA to a full New Drug Application requirement demonstrating the basic safety and effectiveness of the drugs.

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

         There can be no assurance that future legislation, future rulemaking or active enforcement by the FDA of a determination that the Company is a drug manufacturer will not have a material adverse effect on the business of the Company.

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

         Referral Restrictions. The Company is subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Violations of these laws may result in fines, imprisonment and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct within the statute.

         In part to address concerns regarding the anti-kickback statute, the federal government has promulgated regulations that provide exceptions, or "safe harbors", for transactions that will be deemed not to violate the anti-kickback statute. Proposed regulations to clarify these safe harbors and to provide additional safe harbors have been published but final regulations have not yet been adopted. Although the Company believes that it is not in violation of the anti-kickback statute, its operations do not fit within any of the existing or proposed safe harbors. Until recently, there were no procedures for obtaining binding interpretations or advisory opinions from the Health and Human Services Office of the Inspector General ("OIG") on the application of the federal anti-kickback statute to an arrangement or its qualification for a safe harbor upon which the Company can rely. However, the Health Insurance Portability and Accountability Act of 1996 requires the Secretary of Health and Human Services to issue written advisory opinions regarding the applicability of certain aspects of the anti-kickback statute to specific arrangements or proposed arrangements. Advisory opinions are binding as to the Secretary and the party requesting the opinion.

         The OIG has issued "Fraud Alerts" identifying certain questionable arrangements and practices which it believes may implicate the federal anti-kickback statute. The OIG has issued a Fraud Alert providing its views on certain joint venture and contractual arrangements between healthcare providers. The OIG also has issued a Fraud Alert concerning prescription drug marketing practices that could potentially violate the federal anti-kickback statute. Pharmaceutical marketing activities may implicate the federal anti-kickback statute because drugs are often reimbursed under the Medicaid program. According to the Fraud Alert, examples of practices that may implicate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product. In addition, a number of states have recently undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arise under state consumer protection laws which generally prohibit false advertising, deceptive trade practices and the like. Further, a number of the states involved in these enforcement actions have requested that the FDA exercise greater regulatory oversight in the area of pharmaceutical promotional activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on the Company's operations.

         Significant prohibitions against physician referrals were enacted by Congress in 1993. These prohibitions, commonly known as "Stark II," amended prior physician self-referral legislation known as "Stark I" by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective on January 1, 1995, Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. Stark II also prohibits the entity from billing the government for services rendered pursuant to a prohibited referral. The designated health services include clinical laboratory services, radiology services, radiation therapy services and supplies, physical and occupational therapy services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetic devices, orthotics and prosthetics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs, civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a "circumvention scheme", and exclusion from further participation in Medicare or Medicaid.

         In January, 1998, the HCFA published proposed regulations implementing Stark II. The proposed rules provide interpretations of the Stark II provisions, some of which are more restrictive than previously assumed. As of the date hereof, it is impossible to predict when the proposed rules will be published in final form or what changes may be made to the rules before they are finalized. The financial or other impact of the anti-referral provisions of Stark II on the Company cannot be determined.

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

         The Company believes that its pharmacy practices and its contract arrangements with other healthcare providers and pharmaceutical suppliers are in compliance with these laws. To address the risks presented by such laws, the Company has appointed an employee trained as a lawyer as Vice President of Administration, arranged for compliance reviews conducted by outside advisors and implemented an ethics and corporate compliance program.

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

         In 1998, the Company's revenues included no reimbursement from Medicare and Medicaid. Nevertheless, due to the reliance of office-based oncologists and renal dialysis clinics on Medicare and Medicaid reimbursement, changes in such governmental programs could have a material effect on the Company's financial condition and results of operations.

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

         Additionally, the Balanced Budget Act of 1997 (the "Budget Act"), which was enacted in August 1997, contained numerous provisions related to Medicare and Medicaid reimbursement. Although many of the details will not be solidified for the next several years, the general thrust of the provisions dealing with Medicare and Medicaid contained in the Budget Act is intended to significantly slow the growth in Medicare spending. The Budget Act contains changes to reimbursement rates for certain Medicare and Medicaid covered services, as well as certain limitations on the coverage of such services. Although the Company's revenues in 1998 included no reimbursement from Medicare and Medicaid, the Budget Act may affect the Company's suppliers and customers, which in turn could have an adverse effect on the Company.

         In addition, the Company expects that private payors will continue their efforts to contain or reduce healthcare costs through reductions in reimbursement rates or other cost-containment measures. The continuation of such efforts could have a material adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

         At December 31, 1998, the Company had approximately 145 full-time equivalent employees. None of the Company's employees is currently represented by a labor union or other labor organization. Approximately 8% of the employees are pharmacists or nurses. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES.

         The Company's headquarters are located in Altamonte Springs, Florida, and consist of approximately 33,000 square feet of space leased through December 1999. The Company has signed a five year lease beginning in January 2000 for a new 38,000 square foot corporate headquarters and pharmacy facility in nearby Lake Mary, Florida. Priority Distribution has a 19,300 square foot distribution center in Tustin, California, which is leased through November 2000 and a 36,000 square foot distribution center in Grove City, Ohio, which is leased through July 2002. Priority Distribution also has a 1,200 square foot sales office in San Ramon, California, which is leased through April 2001.

         The Company's distribution centers have been constructed or adapted to the Company's specifications for climate control, alarm systems and, where required, segregated security areas for controlled substances.

         Overall, the Company believes that its facilities are suitable and adequate for its current needs, and for projected internal growth through at least 2000.

ITEM 3.  LEGAL PROCEEDINGS.

         IV-1, Inc. ("IV-1") and IV-One Services, Inc. ("IV-One Services") (which was merged into IV-1 on December 31, 1998) have been named as defendants in a second amended counterclaim filed by Amgen, Inc. ("Amgen") on May 14, 1996, in the Circuit Court of the Eighteenth Judicial District of Seminole County, Florida. Amgen has asserted that these entities tortiously interfered with a license agreement (the "License Agreement") between Amgen and Ortho Pharmaceutical Corporation ("Ortho"). Pursuant to this agreement, Amgen licensed Ortho to sell EPO for use in the treatment of non-dialysis patients, while Amgen reserved the exclusive right to sell EPO for use in the treatment of dialysis patients. Amgen has asserted that, prior to the purchase of IV-1 and IV-One Services by the Company, these entities induced Ortho to sell EPO to them for resale in the dialysis market in contravention of the License Agreement. Amgen has also alleged that IV-1 and IV-One Services were involved in a civil conspiracy to circumvent the terms of the License Agreement to allow the resale of EPO to the dialysis market. Furthermore, Amgen has asserted unfair competition claims against IV-1, including that IV-1 manufactured and distributed unapproved prefilled syringes of EPO and another product manufactured by Amgen in container systems unapproved by Amgen. Amgen did not specify a time frame for the acts complained of in the civil conspiracy and unfair competition allegations. In each count, Amgen has demanded an unspecified amount of compensatory damages, including costs and interest.

         The Company believes that the sellers of IV-1, IV-One Services and Charise Charles are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. As of January 31, 1999, approximately $151,000 of charges have been incurred on behalf of the sellers for claims for indemnification to be submitted to the sellers. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

         The Company is also subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is material to the Company's results of operations, financial condition or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE COMPANY

                    NAME                  AGE           POSITION
                    ----                  ---           --------


            William E. Bindley            58      Chairman of the Board

            Robert L. Myers               53      President, Chief Executive Officer and Director

            Guy F. Bryant                 40      Executive Vice President -- Priority Healthcare
                                                  Distribution

            Steven D. Cosler              43      Executive Vice President -- Priority Pharmacy Services

            Donald J. Perfetto            52      Executive Vice President, Chief Financial Officer and
                                                  Treasurer

            Melissa E. McIntyre           38      Vice President -- Clinical Services

            Barbara J. Luttrell           58      Vice President -- Administration

            William M. Woodard            40      Vice President -- Strategic Alliances

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

         Guy F. Bryant serves as the Executive Vice President -- Priority Healthcare Distribution, a position that he has held since September 1995. Prior to joining the Company, he was employed in sales and general management positions by Major Pharmaceuticals, a distributor of generic pharmaceuticals, since September 1992 and was vice president of sales from August 1994 to August 1995.

         Steven D. Cosler became Executive Vice President -- Priority Pharmacy in August 1997. Prior to that time and since July 1996, he was Senior Vice President and General Manager of Priority Healthcare Services Corporation, a subsidiary of BWI. From January 1992 to June 1996, he was senior vice president of sales and operations for Coresource, a managed care and third party administrator.

         Donald J. Perfetto became Executive Vice President in November 1998. Prior to that time and since June 1997 he was a Vice President. Mr. Perfetto also has served as Chief Financial Officer and Treasurer of the Company since June 1997. From 1986 to May 1997, he was employed by Bimeco, Inc., a distributor of medical products. During such time, Mr. Perfetto held the positions of vice president of finance and operations and secretary/treasurer of Bimeco, Inc.

         Melissa E. McIntyre, RN, OCN, is the Vice President -- Clinical Services of the Company, a position that she has held since August 1997. She has also held various positions with subsidiaries of the Company since June 1994. Prior to joining the Company, and since June 1991, she was employed by Intracare, an outpatient infusion center, as clinical director of nursing.

         Barbara J. Luttrell is the Vice President -- Administration of the Company, a position she has held since May 1997. Prior to joining the Company in January 1997, she was employed by Physician's Alliance, a physician group, as director of human resources since September 1996. She attended law school from May 1993 to December 1995 and practiced as an attorney from May 1996 to September 1996. From December 1995 to May 1996, Ms. Luttrell prepared for the bar examination. Ms. Luttrell has 16 years of experience in human resource management.

         William M. Woodard has held the positions of Vice President -- Strategic Alliances or Vice President -- Marketing of the Company since May 1997. Prior to such time, Mr. Woodard held various positions with subsidiaries of the Company. From March 1990 until April 1993, Mr. Woodard was a sales representative for Tri State Hospital Supply, a distributor of medical supplies.

         The above information includes business experience during the past five years for each of the Company's executive officers. Executive officers of the Company serve at the discretion of the Board of Directors. There is no family relationship between any of the Directors or executive officers of the Company.

         (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information regarding executive officers is included as an unnumbered Item in
Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.)

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICES

         The Company's Class B Common Stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol PHCC. Prior to October 24, 1997, there was no public market for the Class B Common Stock. The prices set forth below reflect the high and low sales quotations for the Company's Class B Common Stock as reported by Nasdaq for the calendar period indicated, commencing on October 24, 1997. As of March 9, 1999, there were 45 holders of record of the Company's Class B Common Stock.

                                                          High               Low
                                                          ----               ---
1997:
Fourth Quarter (From October 24, 1997)                  $16.50            $14.00
1998:
First Quarter                                            18.25             13.25
Second Quarter                                           20.25             17.00
Third Quarter                                            24.25             16.25
Fourth Quarter                                           53.94             19.75

         The Company's Class A Common Stock is not listed for trading. However, because the Class A Common Stock is automatically converted into Class B Common Stock upon transfer (except in limited circumstances), the Class A Common Stock is freely tradable except by affiliates of the Company. As of March 9, 1999, there were 782 holders of record of the Company's Class A Common Stock.

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

         On March 31, 1997, the Company paid a dividend in the form of a subordinated promissory note (the "Dividend Note") with a principal amount of $6.0 million to BWI to return to BWI a portion of its equity investment in the Company. The Company paid the Dividend Note on September 30, 1998. The Dividend Note carried an interest rate of 7.25% per annum. Interest expense on the Dividend Note totaled $324,000 in 1997 and $326,000 in 1998.

SALES OF UNREGISTERED SECURITIES

         The following information is furnished as to securities of the Company sold during 1998 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").


         (a) On October 22, 1998, the Company issued 554 shares of Class B Common Stock to its two non-employee Directors as the stock portion of their annual retainer.

         (b) On September 15, 1998, the Company granted options under its nonqualified broad based stock option plan for an aggregate of 147,000 shares of Class B Common Stock to key employees at an exercise price of $20.00 per share.

         The transactions described in paragraphs (a) and (b) above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

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

         Through December 31, 1998, the aggregate amount of expenses incurred for the Company's account in connection with the issuance and distribution of its Class B Common Stock was $1,048,000. Included in the offering expenses is $156,000 that was paid to BWI for services provided by BWI to facilitate the marketing and sale of the Offering. None of the other expenses were direct or indirect payments to affiliates.

         The net offering proceeds to the Company, after deducting the underwriters' discount and offering expenses, was $30.0 million. As of December 31, 1998, $16.7 million of the net offering proceeds have been used to repay indebtedness to BWI, and the balance has been advanced to BWI or invested in interest bearing investment grade securities.

ITEM 6.  SELECTED FINANCIAL DATA.


         Effective February 28, 1993, BWI acquired substantially all of the assets of Charise Charles, Ltd., Inc. Since that time five acquisitions were made by or on behalf of the Company. See "Item 1. Business -- Acquisition History." These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired entities are included in the Company's financial statements from their respective dates of acquisition. As a result, period-to-period comparisons of financial position and results of operations are not necessarily meaningful. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related notes included elsewhere in this report.

                                                           YEAR ENDED DECEMBER 31,
                                         1994         1995         1996            1997           1998
                                        -----------------------------------------------------------------
                                                      (000's OMITTED, EXCEPT SHARE DATA)
STATEMENT OF EARNINGS DATA:
Net sales ....................   $    107,449   $    123,990   $    158,247   $    230,982   $    275,626
Cost of products sold ........        100,254        111,448        141,074        207,755        244,485
Gross profit .................          7,195         12,542         17,173         23,227         31,141
Selling, general and
  administrative expense .....          4,394          7,836          8,443         10,620         13,989
Depreciation and
  amortization ...............            512            998          1,009          1,161          1,234

Earnings from operations .....          2,289          3,708          7,721         11,446         15,918

Stock option expense .........             --             --             --            350             --
Interest expense (income), net            200            511            437            887           (916)
Earnings before income taxes .          2,089          3,197          7,284         10,209         16,834
Provision for income taxes ...            835          1,311          2,915          4,058          6,691
Net earnings .................   $      1,254   $      1,886   $      4,369   $      6,151   $     10,143

Earning per share : ..........
                    Basic ....   $        .12   $        .18   $        .43   $        .58   $        .81
                    Diluted ..   $        .12   $        .18   $        .43   $        .58   $        .81

Weighted average
       shares outstanding : ..
                    Basic ....     10,214,286     10,214,286     10,214,286     10,622,941     12,515,316
                    Diluted ..     10,214,286     10,214,286     10,214,286     10,626,589     12,569,361

                                              DECEMBER 31,
                            1994       1995       1996       1997       1998
                            ------------------------------------------------

BALANCE SHEET DATA:
Working capital .....   $ 12,955   $ 16,000   $ 20,792   $ 57,488   $ 61,875
Receivable from BWI .         --         --         --      5,290     16,517
Total assets ........     36,849     41,584     57,220     91,728    107,519
Payable to BWI ......      8,345      3,873      9,290         --         --
Long-term obligations        113        751        560        272         --
Note payable to BWI .         --         --         --      6,000         --
Total liabilities ...     16,610     16,553     27,820     31,845     37,478
Shareholders' equity      20,239     25,031     29,400     59,883     70,041

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS.

         This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this report.

INTRODUCTION

         The Company was formed in June 1994 to succeed to the business operations of companies previously acquired by BWI, as described below. From its formation through its initial public offering ("IPO") on October 24, 1997, the Company operated as a wholly owned subsidiary of BWI, and procured a number of services from, and engaged in a number of financial and other transactions with BWI. Since the IPO, the Company continued to be controlled by BWI, but operated on a stand-alone basis. On December 31, 1998, BWI distributed to the holders of BWI common stock on December 15, 1998 all of the shares of the Company's Class A Common Stock owned by BWI, making the Company a stand-alone public company. Accordingly, since the IPO the Company has incurred and will continue to incur incremental recurring legal, audit, risk management and administrative costs related to operating as a stand-alone entity that it did not experience as a wholly owned subsidiary of BWI. The financial information included in this Annual Report on Form 10-K is not necessarily indicative of the Company's future results of operations, financial position and cash flows as a stand-alone public company.

         The Company provides specialty pharmaceuticals and related medical supplies as well as disease treatment services to the office-based physician, outpatient renal dialysis and homecare markets. The Company's operations are derived from the acquisition by BWI of substantially all of the assets of Charise Charles, a specialty wholesale distributor of oncology and renal care biopharmaceuticals, in February 1993 and of PRN, a specialty wholesale distributor of renal care supplies and dialysis equipment, in October 1993. The Company subsequently acquired 3C, a specialty distributor of acute dialysis products, in October 1994, IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc., three related companies that provided specialty pharmacy and related healthcare services, in January 1995, and Grove Way Pharmacy, a vaccine and injectable drug distributor, in August 1997. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired companies are included in the Company's financial statements from their respective dates of acquisition. As a result, period-to-period comparisons of financial position and results of operations are not necessarily meaningful.

         The operations of Charise Charles, PRN, 3C and Grove Way Pharmacy are now included in the Company's Priority Distribution division, and IV-1, Inc. (which now includes the operations of IV-One Services, Inc. and National Pharmacy Providers, Inc., which merged into IV-1, Inc. on December 31, 1998) comprises the Priority Pharmacy division. During 1996, 1997 and 1998, Priority Distribution represented 92%, 92% and 88% of net sales, respectively, and Priority Pharmacy represented the balance. Historically, Priority Pharmacy has generated substantially higher margins than Priority Distribution and has contributed a significant portion of the Company's earnings.

RESULTS OF OPERATIONS

         1998 Compared to 1997

         Net Sales. Net sales increased to $275.6 million in 1998 from $231.0 million in 1997, an increase of 19%. The growth reflected primarily the addition of new customers, new product introductions (including Rebetron), additional sales to existing customers and, to a lesser extent, the acquisition of Grove Way Pharmacy and inflationary price increases.

         Gross Margin. Gross margin increased to $31.1 million in 1998 from $23.2 million in 1997, an increase of 34%. The increase in gross margin reflected increased sales by both Priority Distribution and Priority Pharmacy. Gross margin as a percentage of net sales increased in 1998 to 11.3% from 10.1% in 1997. This increase was primarily attributable to the change in sales mix resulting from the significant increase in sales by Priority Pharmacy which generated higher gross margins than those of Priority Distribution. Competition continues to exert pressure on margins, particularly those of Priority Distribution.

         Selling, General and Administrative Expense. Selling, general and administrative ("SGA") expense increased to $14.0 million in 1998 from $10.6 million in 1997, an increase of 32%. SGA expense as a percentage of net sales increased to 5.1% in 1998 from 4.6% in 1997. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management. The increase in SGA expense as a percentage of net sales resulted from incurring expenses associated with the Company's Grove City, Ohio facility, which opened in November 1997, training and payroll costs from hiring additional sales personnel at Priority Pharmacy, and increased overall costs of being a publicly traded company.

         Depreciation and Amortization. Depreciation and amortization was $1.2 million in both 1998 and 1997.

         Interest Income, Net. Interest income, net, equaled $916,000 in 1998 as opposed to interest expense, net, which equaled $887,000 in 1997. In 1998, interest income of $348,000 and $1.1 million was primarily related to amounts earned by investing funds received from the October, 1997 initial public offering of the Company's Class B Common Stock (the "Offering") in overnight repurchase agreements with a major financial institution and loaning funds to BWI, respectively. This interest income was partially offset by interest expense of $326,000 on the subordinated note issued to BWI on March 31, 1997 (which was paid September 30, 1998) and interest expense of $155,000 on the deferred compensation of a Company executive. During 1997 the interest expense was primarily related to borrowings from BWI and $324,000 of interest expense on the subordinated note issued to BWI. The interest income or expense on the loans to or borrowings from BWI is calculated by applying BWI's average incremental borrowing rate, which was 6.3% and 6.4% for 1998 and 1997, respectively, to the average outstanding balances. During 1998 the average outstanding loans to BWI were $16.9 million, while in 1997 the average outstanding borrowings from BWI were $10.3 million.

         Income Taxes. Through December 31, 1998, the Company participated in the consolidated federal and state income tax returns filed by BWI. BWI charged federal and state income tax expense to the Company as if the Company filed its own separate federal and state income tax returns. The provision for income taxes in 1998 and 1997 represented 39.7% and 39.8%, respectively, of earnings before taxes.

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

         Interest Expense, Net. Interest expense increased to $1.0 million in 1997 from $457,000 in 1996. This expense was primarily related to financing provided to the Company by BWI through the IPO date. The expense also included $324,000 of interest due on the subordinated note issued to BWI on March 31, 1997. The interest expense on the intercompany borrowings was calculated by applying the BWI average incremental borrowing rate to the average outstanding borrowings, while interest on the subordinated note was calculated at the fixed 7.25% face rate of the note. During 1997 and 1996, the average outstanding borrowings (excluding the subordinated note) were $10.3 million and $6.4 million, respectively, and the average incremental borrowing rate charged was 6.4% in both 1997 and 1996.

         Interest income increased to $153,000 in 1997 from $20,000 in 1996. This income included $87,000 earned on short-term investments with outside financial institutions and finance charges from customers. The remaining $66,000 of interest income was from advances to BWI. This interest income was calculated by applying the BWI average incremental borrowing rate to the average outstanding advances. During the last two months of 1997, the average outstanding balance was $5.9 million and the average incremental borrowing rate was 6.4%.

         Income Taxes. The Company participated in the consolidated federal and state income tax returns filed by BWI. BWI charged federal and state income tax expense to the Company as if the Company filed its own separate federal and state income tax returns. The provision for income taxes in 1997 represented 39.8% of earnings before taxes as compared to 40.0% for 1996.

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

         The Company had cash, cash advances to BWI and working capital of $2,000, $16.5 million and $61.9 million, respectively, at December 31, 1998.

         Net Cash Provided by Operating Activities. The Company's operations generated $10.4 million in cash during 1998. Accounts receivable increased $13.2 million, primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Inventory decreased $695,000 in 1998 due to the Company's concerted effort to closely monitor inventory and maintain it at an optimal level. The $10.7 million increase in accounts payable partially reduced the cash requirements for accounts receivable; this increase was attributable to the timing of payments and the credit terms negotiated with vendors. The Company anticipates that its operations may require cash to fund its growth. Depreciation and amortization totaled $1.2 million in 1998.

         Net Cash Used by Investing Activities. In 1998 the Company purchased $825,000 in fixed assets, primarily computer hardware and software. The Company expects that capital expenditures during 1999 will be approximately $1.1 million. The Company anticipates that these expenditures will relate primarily to the purchase of computer hardware and software, telecommunications equipment, and furniture and equipment for a new corporate office.

         Net Cash Used by Financing Activities. The Company has advanced excess cash to BWI on an interest-bearing basis under the terms of a $25.0 million Revolving Credit Promissory Note which is effective through December 31, 1999, at which time all outstanding amounts are due in full. In 1998 this receivable from BWI increased by $11.2 million. The Company also paid the $6.0 million subordinated note payable to BWI.

         Management believes that cash from operations and repayment by BWI of advances made thereto, will be sufficient to meet the Company's working capital needs for at least two years.

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

         During the past two years, the Company has replaced its hardware and software systems for reasons other than year 2000 compliance; the Company has spent approximately $375,000 for such systems. The hardware systems have been successfully tested for year 2000 compliance. In May 1998 the Company initiated the process of preparing its software applications to make them year 2000 compliant. Two of the three main software packages that the Company utilizes were tested for year 2000 compliance during 1998. The third software package was upgraded during January 1999 and is now year 2000 compliant. The total cumulative costs relating to the upgrade of its software programs was approximately $75,000. Funds for such expenditures were generated from operations.

         Management believes that the expenditures required to bring the Company's systems into compliance did not have a materially adverse effect on the Company's performance. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that the year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

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

         The Company has not to date developed any contingency plans, as such plans will depend on the responses from its third party service providers, in the event the Company or any key third party providers should fail to become year 2000 compliant. If required, critical functions could be handled on a manual basis until such time that the year 2000 malfunction was identified and resolved.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements which represent the Company's expectations or beliefs, and which involve certain risks and uncertainties, including but not limited to, changes in interest rates, competitive pressures, changes in customer mix, financial stability of major customers, investment procurement opportunities, changes in governmental regulations or the interpretation thereof, asserted and unasserted claims and the ability of the Company and the entities with which it transacts business to modify or redesign their computer systems to work properly in the year 2000, which could cause actual results to differ from those in the forward-looking statements. For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's primary exposure to market risk consists of changes in interest rates on the Company's loans to BWI. Interest income to the Company on these loans is determined based on BWI's average incremental borrowing rate (a variable rate) with its third-party lendor. A decrease in interest rates would adversely affect the Company's operating results and cash flow available to fund operations and expansion. Based on the average loan balance for 1998, a decrease of 10% in BWI's average incremental borrowing rate would result in an approximately $106,000 annual decrease in interest income. Conversely, a 10% increase in BWI's average incremental borrowing rate would result in an approximately $106,000 annual increase in interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         PRIORITY HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                            YEARS ENDED DECEMBER 31,
                                                                     1996            1997               1998
                                                                     ---------------------------------------
Net sales .................................................   $    158,247    $    230,982    $    275,626

Cost of products sold .....................................        141,074         207,755         244,485
                                                              ------------    ------------    ------------
Gross profit ..............................................         17,173          23,227          31,141

Selling, general and administrative expense ...............          8,443          10,620          13,989
Depreciation and amortization .............................          1,009           1,161           1,234
                                                              ------------    ------------    ------------
Earnings from operations ..................................          7,721          11,446          15,918

Stock option expense ......................................             --             350              --
Interest expense (income), net (primarily BWI) ............            437             887            (916)
                                                              ------------    ------------    ------------
Earnings before income taxes ..............................          7,284          10,209          16,834
                                                              ------------    ------------    ------------
Provision for income taxes:
          Current .........................................          3,061           4,495           6,875
          Deferred ........................................           (146)           (437)           (184)
                                                              ------------    ------------    ------------
                                                                     2,915           4,058           6,691
                                                              ------------    ------------    ------------


Net earnings ..............................................   $      4,369    $      6,151    $     10,143
                                                              ============    ============    ============


Earnings per share:
          Basic ...........................................   $        .43    $        .58    $        .81
          Diluted .........................................   $        .43    $        .58    $        .81
Weighted average shares outstanding:
         Basic ............................................     10,214,286      10,622,941      12,515,316
          Diluted .........................................     10,214,286      10,626,589      12,569,361



         (See accompanying notes to consolidated financial statements.)

                         PRIORITY HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,
                                                                                1997        1998
                                                                                ----------------
ASSETS:
Current assets:
     Cash  and cash equivalents ...........................................   $  7,910   $      2
     Accounts receivable, less allowance for doubtful accounts of
                $402 and $778, respectively ...............................     43,643     56,825
        Receivable from BWI ...............................................      5,290     16,517
     Finished goods inventory .............................................     25,082     24,387
     Deferred income taxes ................................................        869      1,145
     Other current assets .................................................        166        284
                                                                               -------   --------
                                                                                82,960     99,160
                                                                               -------   --------
Fixed assets, at cost .....................................................      2,492      3,279
     Less: accumulated depreciation .......................................        997      1,459
                                                                               -------   --------
                                                                                 1,495      1,820
                                                                               -------   --------
Intangibles, net ..........................................................      7,273      6,539
                                                                               -------   --------
               Total assets ...............................................   $ 91,728   $107,519
                                                                              ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable .....................................................   $ 23,180   $ 33,857
     Other current liabilities ............................................      2,292      3,428
                                                                               -------   --------
                                                                                25,472     37,285
                                                                               -------   --------
Long-term obligations .....................................................        272         --
                                                                               -------   --------
Deferred income taxes .....................................................        101        193
                                                                               -------   --------
Subordinated note payable to BWI ..........................................      6,000         --
                                                                               -------   --------
Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, none
            issued and outstanding ........................................         --         --
     Common stock
          Class A, $0.01 par value, 15,000,000 shares authorized,
             10,214,286 issued and outstanding ............................        102        102
          Class B, $0.01 par value, 40,000,000 shares authorized, 2,300,922
             and 2,301,476 issued and outstanding, respectively ...........         23         23
          Additional paid in capital ......................................     52,907     52,922
          Retained earnings ...............................................      6,851     16,994
                                                                               -------   --------
               Total shareholders' equity .................................     59,883     70,041
                                                                               -------   --------
Commitments and contingencies .............................................         --         --
                                                                               -------   --------

               Total liabilities and shareholders' equity .................   $ 91,728   $107,519
                                                                              ========   ========



         (See accompanying notes to consolidated financial statements.)

                         PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)

                                                               YEARS ENDED DECEMBER 31,
                                                             1996        1997        1998
                                                             ----------------------------
Cash flow from operating activities:
     Net income .......................................   $  4,369    $  6,151    $ 10,143
Adjustments to reconcile net income to net cash (used)
   provided by operating activities:
     Depreciation and amortization ....................      1,009       1,161       1,234
     Loss on disposal of fixed assets .................         --         126          --
     Compensation expense on stock and option grants...         --         365          15
     Deferred income taxes ............................       (146)       (437)       (184)
Change in assets and liabilities, net of acquisitions:
     Accounts receivable ..............................    (12,208)    (13,549)    (13,182)
     Finished goods inventory .........................     (3,485)     (8,554)        695
     Trade accounts payable ...........................      5,657       5,992      10,677
     Other current assets and liabilities .............        280         877       1,018
                                                          --------    --------    --------
          Net cash (used) provided by operating
             activities ...............................     (4,524)     (7,868)     10,416
                                                          --------    --------    --------
Cash flow from investing activities:
     Purchase of fixed assets .........................       (405)       (727)       (825)
     Acquisition of business ..........................         --        (250)         --
                                                          --------    --------    --------
          Net cash used by investing activities .......       (405)       (977)       (825)
                                                          --------    --------    --------
Cash flow from financing activities:
     Net change in amounts due to /from BWI ...........      5,417     (14,580)    (11,227)
     Repayment of subordinated note payable to BWI ....         --          --      (6,000)
     Payments on long-term obligations ................       (191)       (288)       (272)
     Proceeds from initial public offering, net .......         --      29,967          --
                                                          --------    --------    --------
          Net cash provided (used) by financing
             activities ...............................      5,226      15,099     (17,499)
                                                          --------    --------    --------
Net increase (decrease) in cash .......................        297       6,254      (7,908)
Cash and cash equivalents at beginning of period ......      1,359       1,656       7,910
                                                          --------    --------    --------
Cash and cash equivalents at end of period ............   $  1,656    $  7,910    $      2
                                                          ========    ========    ========

Supplemental cash flow information:
     Interest paid ....................................   $    445    $  1,040    $    361
     Income taxes paid ................................   $  3,061    $  4,495    $  6,875



         (See accompanying notes to consolidated financial statements.)

                         PRIORITY HEALTHCARE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (000'S OMITTED, EXCEPT SHARE DATA)


                                                CLASS A COMMON STOCK    CLASS B COMMON STOCK
                                                --------------------    --------------------
                                                                                                ADDITIONAL
                                                  SHARES                    SHARES                PAID IN     RETAINED SHAREHOLDERS'
                                                OUTSTANDING    AMOUNT  OUTSTANDING    AMOUNT      CAPITAL     EARNINGS    EQUITY
                                                -----------    ------  ------------   ------      --------    --------    -------
Balances at December 31, 1995 ...............    10,214,286    $ 102            --    $  --    $    22,598   $   2,331   $ 25,031
Net earnings ................................                                                                    4,369      4,369
                                                -----------    ------  ------------   ------      --------    --------    -------
Balances at December 31, 1996 ...............    10,214,286      102            --       --         22,598       6,700     29,400
Net earnings ................................                                                                    6,151      6,151
Dividend to BWI .............................                                                                   (6,000)    (6,000)
Issuance of Class B common stock:
          Initial public offering ...........                             2,300,000       23        29,944                 29,967
          Board of Directors' compensation ..                                   922                     15                     15
Stock option grant ..........................                                                          350                    350

                                                -----------    ------  ------------   ------      --------    --------    -------
Balances at December 31, 1997 ...............    10,214,286      102      2,300,922       23        52,907       6,851     59,883
Net earnings ................................                                                                   10,143     10,143
Issuance of Class B common stock:
           Board of Directors' compensation .                                   554                     15                     15
                                                -----------    ------  ------------   ------      --------    --------    -------
Balances at December 31, 1998 ...............    10,214,286    $ 102      2,301,476   $   23    $   52,922   $  16,994   $ 70,041
                                                ===========    ======  ============   ======      ========    ========    =======


         (See accompanying notes to consolidated financial statements.)

                         PRIORITY HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

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

         On August 25, 1997, the Board of Directors and BWI, as the sole shareholder of the Company, completed a recapitalization of the Company. Effective on that date, the Company's capitalization consisted of: (i) 15,000,000 authorized shares of Class A Common Stock, $0.01 par value, 10,214,286 shares of which were issued and outstanding and owned by BWI, (ii) 40,000,000 shares of Class B Common Stock, $0.01 par value (of which 2,300,000 shares were subsequently issued in an initial public offering described in Note 2 -- Related Party Transactions), and (iii) 5,000,000 shares of Preferred Stock, without par value, none of which are issued and outstanding. This recapitalization has been given retroactive effect in these consolidated financial statements.

         The consolidated financial statements of the Company include certain allocations of corporate overhead and other expenses incurred by BWI on behalf of the Company. These expenses and the basis of allocations are discussed in
Note 2 -- Related Party Transactions. The Company's financial statements are not necessarily indicative of the results the Company would have reported had it existed as a stand-alone public entity, or of the financial position, results of operations and cash flows of the Company in the future.

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

         Cash and cash equivalents. The Company considers all investments with an original maturity of less than 3 months to be a cash equivalent.

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

         Fixed assets. Depreciation is computed on the straight-line method for financial reporting purposes. Accelerated methods are primarily used for income tax purposes. Assets, valued at cost, are generally being depreciated over their estimated useful lives as follows:

                                                               Estimated
                                                              useful life
                                                                (years)
                 Furnishings...........................           5-7
                 Leasehold improvements................            12
                 Transportation and other equipment....           3-7


In the event facts and circumstances indicate an asset could be impaired, an evaluation of the undiscounted estimated future cash flows from operations is compared to the asset's carrying amount to determine if a write-down is required. At December 31, 1997 and December 31, 1998, no impairments existed.

     Intangibles. The Company continually monitors its cost in excess of net assets acquired (goodwill), covenants not to compete and its other intangibles (customer lists and consulting agreements) to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the expected future cash flows from operations, on an undiscounted basis, of the underlying businesses which gave rise to such amounts. Goodwill is being amortized on the straight-line method, principally over 40 years. Other intangibles are being amortized on the straight-line method over 4 to 15 years.

     Earnings per share. Historical earnings per share. The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," for all periods presented. Basic earnings per share is computed by dividing net income by the weighted average of Class A and Class B shares outstanding for the period. Diluted earnings per share computations assume outstanding stock options with a dilutive effect on earnings were exercised. These common stock equivalents are added to the weighted average number of shares outstanding in the diluted calculation. A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the years ended December 31:

(In Thousands)                                           1996      1997     1998
                                                         ----      ----     ----
Weighted average number of Class A and Class B
     Common shares outstanding used as the denominator
     in the basic earnings per share calculation         10,214   10,623   12,515

Additional shares assuming exercise of dilutive
     stock options                                           --        4       54
                                                         ------   ------   ------
Weighted average number of Class A and Class B
     Common and equivalent shares used
     as the denominator
     in the diluted earnings per share calculation       10,214   10,627   12,569
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

     Income taxes. Through December 31, 1998, the Company participated in the consolidated federal and state income tax returns filed by BWI. BWI charged federal and state income tax expense to the Company as if the Company filed its own separate federal and state income tax returns.

     In accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," the Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of the Company's assets and liabilities.

     Use of estimates. The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates made by management. Actual results could differ from those estimates.

     Fair value of financial instruments. The carrying values of cash, accounts receivable, payable to/from BWI, other current assets, accounts payable and other current liabilities approximate their fair market values due to the short-term maturity of these instruments.

     Prior year reclassifications. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2 -- RELATED PARTY TRANSACTIONS

     On October 29, 1997, the Company consummated an initial public offering ("IPO") of 2,000,000 shares of Class B Common Stock. An additional 300,000 shares of Class B Common Stock were sold on November 25, 1997 pursuant to the exercise of the underwriters' overallotment option. Prior to the IPO, the Company was a wholly-owned subsidiary of BWI. After the IPO, BWI owned over 80% of the Company's outstanding capital stock. On October 23, 1998, the Board of Directors of BWI declared a distribution payable on December 31, 1998 to the holders of BWI common stock of the 10,214,286 shares of Priority Class A Common Stock owned by BWI on the basis of .448 shares of Priority Class A Common Stock for each share of BWI common stock outstanding on December 15, 1998, which was the record date for the Distribution. The fraction of a share of Priority Class A Common Stock that was distributed for each share of BWI Common Stock was based upon the 10,214,286 shares of Priority Class A Common Stock owned by BWI divided by the 22,782,545 shares of BWI Common Stock outstanding on the record date. The Company and BWI have entered into certain related party transactions which are described below. Had the Company operated as a stand-alone, non-public entity for all periods presented, management believes the costs and expenses incurred by the Company would not have differed materially from those reported in the financial statements. In addition, the Company participated in the BWI profit sharing plan, as discussed in Note 8 -- Profit Sharing Plan, through December 31, 1998.

     BWI provided management and consulting services to the Company which included, but were not limited to, legal, human resources, payroll and tax. The Company was charged $65,000 during each of the years ended December 31, 1996, 1997 and 1998 for such services. These amounts were based on an allocation of the actual services rendered by BWI and were calculated in a manner considered reasonable by management.

     The Company was also provided certain coverage under the BWI insurance plans. These expenses were charged to the Company based on a combination of a pro rata allocation and the push-down of actual expenses incurred, depending on the type of expenditure. These methods are considered reasonable by management. This insurance expense was $132,000, $151,000 and $163,000 for 1996, 1997 and
1998, respectively.

     At December 31, 1997 and 1998, BWI owed the Company $5.3 and $16.5 million, respectively. These amounts are due on demand and represent loans of excess cash balances of the Company to BWI on a short-term, interest-bearing basis. In 1996 and 1997 (until the October 24, 1997 date of the IPO), the Company borrowed from BWI to finance its operations, those borrowings offset in part by cash collections from operations that were transferred to BWI. Net interest expense attributable to these borrowings from BWI were $408,000 for 1996 and $605,000 (net of $66,000 of interest income) for 1997. Interest income attributable to loans to BWI was $1.1 million for 1998. These amounts were calculated by applying BWI's average incremental borrowing rate, which was 6.4%, 6.4% and 6.3% for 1996, 1997 and 1998, respectively, to the average outstanding balances. During 1996 and 1997, the average outstanding borrowings from BWI were $6.4 million and $10.3 million, respectively, while in 1998 the average outstanding loans to BWI were $16.9 million.

     On March 31, 1997, the Company declared and paid a dividend to BWI in the form of a $6.0 million subordinated promissory note that was to become due on March 31, 1999. The Company paid the note on September 30, 1998. The note carried an interest rate of 7.25% per annum. For 1997 and 1998, interest expense associated with this note totaled $324,000 and $326,000, respectively.

     For 1996, 1997 and 1998, intercompany purchases of inventory from BWI (at the price paid by BWI) totaled $1.8 million, $2.0 million and $6.0 million, respectively.

     Certain employees of the Company were granted options to purchase BWI stock under a BWI stock option plan. 155,750 and 15,000 such options were granted by BWI to Company employees in 1996 and 1997 (prior to the IPO), respectively, with exercise prices equal to the market price of the BWI stock at the date of grant. No compensation expense was recognized on any BWI option grants pursuant to Accounting Principles Board Opinion

No. 25, "Accounting for Stock Issued to Employees". If the Company had recognized compensation expense based on the grant date fair value of those options as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", net income for the years ended December 31, 1996, 1997 and 1998 would have decreased $280,000, $377,000 and $54,000, respectively, on a pro forma basis. See Note 9 -- Capital Stock for a calculation of pro forma earnings per share required by SFAS No. 123. The weighted average fair value of each 1996 and 1997 BWI option granted of $6.04 and $7.21, respectively, was estimated using the Black-Scholes option pricing model, and certain assumptions relevant to those BWI options and the underlying BWI common stock. On December 31, 1998, the unvested BWI stock options were converted to options to purchase shares of Class B Common Stock of the Company. See Note 9 -- Capital Stock.

NOTE 3 -- ACQUISITIONS

     The Company acquired Grove Way Pharmacy effective August 6, 1997. This acquisition was accounted for as a purchase and its results of operations are included in the consolidated financial statements from the effective date of acquisition. Grove Way Pharmacy was a specialty distributor of vaccines and medical supplies to the physicians market. The consideration exchanged for Grove Way Pharmacy was approximately $250,000, which exceeded the fair value of net assets acquired and resulted in approximately $156,000 of intangibles. These intangibles include a three-year noncompete with the prior owner. The results of operations of Grove Way Pharmacy for 1996 and for the pre-acquisition period in 1997 were not material to the Company's consolidated sales and net earnings.

NOTE 4 -- FIXED ASSETS

                                                   DECEMBER 31,  DECEMBER 31,
                                                       1997          1998
                                                       ----          ----
                                                (IN THOUSANDS) (IN THOUSANDS)
Furnishings                                          $   797    $   857
Leasehold improvements                                   274        450
Transportation and other equipment                     1,421      1,972
                                                     -------    -------
                                                       2,492      3,279
Less: accumulated depreciation                          (997)    (1,459)
                                                     -------    -------
                                                     $ 1,495    $ 1,820
                                                     =======    =======


NOTE 5 -- INTANGIBLES

                                              DECEMBER 31,     DECEMBER 31,
                                                 1997             1998
                                                 ----             ----
                                             (IN THOUSANDS)   (IN THOUSANDS)
Goodwill                                             $ 6,019    $ 6,019
Accumulated amortization                                (616)      (768)
                                                     -------    ------
Goodwill, net                                          5,403      5,251
                                                     -------    ------
Other                                                  4,001      4,001
Accumulated amortization                              (2,131)    (2,713)
                                                     -------    ------
Other, net                                             1,870      1,288
                                                     -------    ------
Intangibles, net                                     $ 7,273    $ 6,539
                                                     =======    =======

NOTE 6 -- SHORT-TERM BORROWINGS

         The Company entered into an agreement with a major financial institution on November 24, 1998 for a three year unsecured revolving credit facility. The Company may use the entire $10.0 million credit facility for letters of credit or direct borrowings. The Company made no direct borrowings during 1998; a $5.0 million standby letter of credit is outstanding as of December 31, 1998. The annual interest rate on direct borrowings is a variable rate equal to LIBOR plus thirty-seven and one-half basis points (0.375%). The letter of credit carries an annual fee of one percent (1.0%) of the face amount. The Company is also required to maintain all of its operating accounts with this financial institution. The revolving credit facility contains covenants related to fixed charge coverage, funded debt to capitalization and funded debt to EBITDA ratios.

NOTE 7 -- INCOME TAXES

      The provision for income taxes includes state income taxes of $479,000, $669,000 and $1.1 million in 1996, 1997 and 1998, respectively.

     The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                                1996      1997      1998
                                                                ----      ----      ----
Percentage of earnings before taxes:
     U.S. federal statutory rate                                35.0%     35.0%     35.0%
     State and local taxes on income, net of federal income
        tax benefit                                              4.3%      4.3%      4.2%
     Other                                                       0.7%      0.5%      0.5%
                                                                 ---       ---       ---
Effective rate                                                  40.0%     39.8%     39.7%
                                                              ======    ======    ======



Presented below are the significant elements of the net deferred tax balance sheet accounts at December 31, 1997 and 1998:

                                                          1997      1998
                                                          ----      ----
                                                          (IN THOUSANDS)
Deferred tax asset:
     Current:
           Accounts receivable ......................   $  491   $  635
           Inventories ..............................      206      223
           Deferred compensation and stock
                option expense ......................      172      287
                                                        ------   ------
                Subtotal ............................      869    1,145
                                                        ------   ------

     Long-term: .....................................       --       --
                                                        ------   ------
                Total deferred tax assets ...........   $  869   $1,145
                                                        ======   ======

Deferred tax liabilities:
     Current: .......................................       --       --

     Long-term:
          Fixed assets ..............................   $   60   $   86
          Intangibles ...............................       41      107
                                                        ------   ------
                Subtotal ............................      101      193
                                                        ------   ------
                Total deferred tax liabilities ......   $  101   $  193
                                                        ======   ======

NOTE 8 -- PROFIT SHARING PLAN

     The Company's eligible employees participated in the BWI qualified Profit Sharing Plan ("BWI Plan") through December 31, 1998 at which time the Company established its own qualified Profit Sharing Plan ("Profit Sharing Plan"). On February 8, 1999, all employees of the Company and their account balances transferred from the BWI Plan to the Company's Profit Sharing Plan. All employees are generally eligible to participate in the Profit Sharing Plan as of the first January 1, April 1, July 1 or October 1 after having completed at least one year of service (as defined in the Profit Sharing Plan) and having reached age 21 ("Participant"). The annual contribution of the Company to the BWI Plan was at the discretion of the Board of Directors of BWI and for the Profit Sharing Plan is now at the discretion of the Board of Directors of the Company and is generally 8% of the Participant's compensation for the year. The employer contribution for a year is allocated among the Participants employed on the last day of the year in proportion to their relative compensation for the year. The contributions to the BWI Plan with respect to the Company which are included as expense in the statement of earnings for 1996 and 1997 were $230,000 and $260,000, respectively. The contribution to the Profit Sharing Plan which is included as expense in the statement of earnings for 1998 was $394,000.

     Subject to limitations imposed by the Internal Revenue Code of 1986, as amended, a Participant may have a percentage of his or her compensation withheld from pay and contributed to the Profit Sharing Plan and make "rollover" contributions to the Profit Sharing Plan of qualifying distributions from other employers' qualified plans.

     A Participant's interest in amounts withheld from his or her pay and contributed to the Profit Sharing Plan or in rollover contributions and in the earnings on those amounts are fully vested at all times. A Participant's interest in employer contributions made on his or her behalf and the earnings on those contributions become 20% vested after one year of service and an additional 20% vested during each of the next four years. A Participant's interest in employer contributions made on his or her behalf and the earnings on those contributions also become fully vested when the employee retires at age 65 or older, dies or becomes totally disabled.

     All contributions to the Profit Sharing Plan are paid in cash to a Cleveland, Ohio bank, as trustee, and are invested by the trustee until distributed to Participants or their beneficiaries. Participants are permitted to direct the trustee as to the investment of their accounts by choosing among several investment funds that are offered, including one fund under the BWI Plan consisting of BWI Common Stock. Under the Company's Profit Sharing Plan, a Participant may elect to invest in the Company's Common Stock, but may not make additional investments in BWI Common Stock. Participants may elect to invest in one fund or a combination of the available funds according to their investment goals. If a Participant does not make an investment election, his or her Profit Sharing Plan accounts will be invested in a fund designated by the Company.

     Except in certain cases of financial hardship, a Participant (or his or her beneficiary) receives his or her interest in the Profit Sharing Plan only at death, retirement or termination of employment.

NOTE 9 -- CAPITAL STOCK

     As described in Note 1 -- Significant Accounting Policies, on August 25, 1997, the Board of Directors and BWI, as the sole shareholder of the Company, approved a recapitalization of the Company. The recapitalization resulted in the authorization of Class A Common Stock, Class B Common Stock and Preferred Stock. The two classes of Common Stock entitle holders to the same rights and privileges, except that holders of shares of Class A Common Stock are entitled to three votes per share on all matters submitted to a vote of holders of Common Stock and holders of Class B Common Stock are entitled to one vote per share on such matters. The two classes of Common Stock vote together, as a single class on all matters except as otherwise required by applicable law.

     The Class A Common Stock will automatically be converted into shares of Class B Common Stock on a share-for-share basis upon any transfer or purported transfer to any person other than: (i) a dividend or other distribution of the shares of Class A Common Stock to the shareholders of BWI or; (ii) family members of the holder of Class A

Common Stock, or trusts for the benefit of or entities controlled by the holder of Class A Common Stock or family members of the holder.

     On October 29, 1997, the Company consummated an initial public offering of 2,000,000 shares of Class B Common Stock. An additional 300,000 shares of Class B Common Stock were sold on November 25, 1997 pursuant to the exercise of the underwriters' overallotment option. All shares were issued at an initial price of $14.50 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses of the offering, was $30.0 million.

     On October 29, 1997 and October 22, 1998, 922 and 554 shares, respectively, of Class B Common Stock were granted to the two non-employee directors of the Company, representing the stock portion of their annual retainer for serving on the Board of Directors. Compensation expense relating to these grants was $15,000 in both 1997 and 1998.

     On December 31, 1998, BWI made a distribution to the holders of BWI Common Stock of the 10,214,286 shares of Priority Class A Common Stock owned by BWI on the basis of .448 shares of Priority Class A Common Stock for each share of BWI Common Stock outstanding on December 15, 1998, which was the Record Date for the Distribution. The fraction of a share of Priority Class A Common Stock that was distributed for each share of BWI Common Stock was based upon the number of shares of Priority Class A Common Stock owned by BWI divided by the number of shares of BWI Common Stock outstanding on the Record Date.

     On August 25, 1997, the Board of Directors and BWI, as sole shareholder of the Company, adopted the 1997 Stock Option and Incentive Plan (the "1997 Stock Option Plan"). Under the 1997 Stock Option Plan, the Company may award stock options and shares of restricted stock to officers, key employees and consultants of the Company. The aggregate number of shares of Class B Common Stock that may be awarded under the 1997 Stock Option Plan is 1,250,000, subject to adjustment in certain events. This total will increase to 2,250,000 subject to shareholder approval at the May 10, 1999 annual meeting of shareholders. No individual participant may receive awards for more than 300,000 shares in any calendar year. Under the 1997 Stock Option Plan, awards of restricted shares may be made, in which case the grantee would be granted shares of Class B Common Stock, subject to any determined forfeiture or transfer restrictions.

     The Compensation Committee of the Board of Directors administers the 1997 Stock Option Plan and has the authority to select those officers and key employees to whom awards will be made, to designate the number of shares to be covered by each award, to establish vesting schedules, and to specify all other terms of the awards. With respect to stock options that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, the option price must be at least 100% (or, in the case of a holder of more than 10% of the total combined voting power of the Company's stock, 110%) of the fair market value of a share of Class B Common Stock on the date of the grant of the stock option. The Compensation Committee will establish the exercise price of options that do not qualify as incentive stock options ("non-qualified stock options"). No options may be exercised more than 10 years from the date of grant, or for such shorter period as the Compensation Committee may determine at the date of grant. Awards of options and shares of restricted stock as to which restrictions have not lapsed are not transferable other than pursuant to the laws of descent and distribution.

     On August 25, 1997, the Board of Directors and BWI, as sole shareholder of the Company, approved the adoption of the Outside Directors Stock Option Plan (the "Directors Plan"). The Directors Plan reserves for issuance 25,000 shares of the Company's Class B Common Stock, subject to adjustment in certain events. Pursuant to the Directors Plan, each non-employee director will be automatically granted an option to purchase 1,000 shares of Class B Common Stock on June 1 of each year beginning June 1, 1998. The option exercise price per share will be the fair market value of one share of Class B Common Stock on the date of grant. Each option becomes exercisable six months following the date of grant and expires 10 years following the date of grant.

     On September 15, 1998, the Board of Directors of the Company approved the adoption of the Broad Based Stock Option Plan (the "Broad Based Plan"). The Broad Based Plan reserves for issuance 400,000 shares of the Company's Class B Common Stock, subject to adjustment in certain events. The number of shares which may be granted under the Broad Based Plan during any calendar year shall not exceed 40,000 shares to any one person. The Compensation Committee of the Board of Directors administers the Broad Based Plan and establishes vesting schedules. Each option expires 10 years following the date of grant.

     In accordance with the provision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock option plans, and accordingly, generally does not recognize compensation expense related to options granted to employees. If the Company had elected to recognize compensation expense based on the fair value of the options at the grant date, whether granted by the Company or by BWI as described in Note 2 -- Related Party Transactions, as prescribed by SFAS No. 123, pro forma net income and earnings would have been:


                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                           1996        1997        1998
                                           ----        ----        ----
                                                 (IN THOUSANDS)
Net earnings - as reported ..........   $  4,369    $  6,151    $ 10,143
       Pro forma impact of
           BWI option grants (Note 2)       (280)       (377)        (54)
       Pro forma impact of
           Company option grants ....         --        (224)     (1,718)
                                        --------    --------    --------
Pro forma net earnings ..............   $  4,089    $  5,550    $  8,371
                                        ========    ========    ========
Pro forma earnings per share:
       Basic ........................   $   0.40    $   0.52    $   0.67
       Diluted ......................   $   0.40    $   0.52    $   0.67


     The fair values of the Company's 1997 and 1998 option grants were estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

                                              1997        1998
                                              ----        ----
Risk free interest rate ..............       5.90%       5.02%
Expected dividend yield ..............        .00%        .00%
Expected life of options .............       4.60        4.71
Volatility of stock price ............      54.79%      55.94%
Weighted average fair value of options   $   7.52    $   9.65


     The Board of Directors granted a non-qualified stock option to a consultant of the Company for 50,000 shares of Class B Common Stock effective at the closing date of the IPO. This option granted to the consultant of the Company (a non-employee under SFAS No. 123 and APB 25) resulted in $350,000 of compensation expense that was recorded by the Company in October, 1997. The compensation expense was determined based on the fair value of those options at the date of grant as estimated by using the Black-Scholes option pricing model.

     As discussed in Note 2 -- Related Party Transactions, prior to the IPO, certain employees of the Company were granted options to purchase BWI stock under a BWI stock option plan. On December 31, 1998, the unvested BWI stock options held by these employees were converted to options to purchase 67,033 shares of Class B Common Stock of the Company. As these options were converted in accordance with accounting principles issued by the Financial Accounting Standards Board, no compensation expense was recorded on the conversion.

     Changes in stock options under all of the Company's plans are shown below:

                                             Number of      Option price per
                                              shares                 share
                                              ------                 -----
Options outstanding at December 31, 1996           --           --
Forfeited during 1997 ..................      (13,800)   $14.50 to $14.50
Granted during 1997 ....................      473,050    $14.50 to $15.00
Exercised during 1997 ..................           --           --
                                           ----------
Options outstanding at December 31, 1997      459,250    $14.50 to $15.00
Forfeited during 1998 ..................      (29,120)   $14.50 to $20.00
Granted during 1998 ....................      534,920    $13.88 to $20.00
Exercised during 1998 ..................           --           --
Converted from BWI during 1998 .........       67,033    $12.24 to $17.87
                                           ----------
Options outstanding at December 31, 1998    1,032,083    $12.24 to $20.00
                                           ==========

Exercisable at December 31, 1998                   --

                                           ==========
Available for grant at December 31, 1998      642,917
                                           ==========


     Additional information regarding the Company's options outstanding at December 31, 1998 is shown below:

                                                              Exercise Price Range
                                                              --------------------
                                              $12.24-$14.42     $14.50-$17.87     $18.00-$20.00     Total
                                              -------------     -------------     -------------     -----
Number of options outstanding .............         161,734           462,949       407,400       1,032,083
Weighted average exercise price ...........   $       13.90     $       14.59     $   19.96      $    16.60
Weighted average remaining contractual life            8.62              8.84          9.78            9.18
Number of shares exercisable ..............              --                --            --              --
Weighted average exercisable price ........              --                --            --              --


NOTE 10 -- COMMITMENTS

     The Company leases warehouse and office space under noncancelable operating leases expiring at various dates through 2004, with options to renew for various periods. Minimum commitments under leases aggregate $595,000 for 1999, $679,000 for 2000, $557,000 for 2001, $524,000 for 2002, $462,000 for 2003 and $473,000
for 2004.

     The consolidated rent expense for 1996, 1997 and 1998 was $470,000, $515,000 and $635,000, respectively, of which approximately $75,000 in 1996, $89,000 in 1997 and $26,000 in 1998 pertained to leases with terms of one year or less.

NOTE 11 -- MAJOR CUSTOMERS AND OTHER CONCENTRATIONS

     The Company services customers in 50 states and Puerto Rico. For the years ended December 31, 1996, 1997 and 1998, the Company had one customer, Everest Healthcare Services Corporation, which accounted for 12%, 11%, and 12%, respectively, of the Company's revenues. The Company sells goods and services to its customers on various payment terms which entail accounts receivable exposure. Although the Company monitors closely the creditworthiness of its customers, there can be no assurance that the Company will not incur a write-off or writedown of a significant account in the future.

     Product provided by the Company's largest vendor accounted for approximately 42% of total revenues in 1996, 40% in 1997 and 32% in 1998. In addition, the sale of one product supplied by this vendor accounted for 36% of revenues in 1996, 35% in 1997 and 27% in 1998. This product is available from only one manufacturer, with which the Company must maintain a good working relationship. The Company is a party in a lawsuit involving this vendor. See Note 12 -- Legal Proceedings.

NOTE 12 -- LEGAL PROCEEDINGS

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

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company. See Note 11 -- Major Customers and Other Concentrations.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Priority Healthcare Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Priority Healthcare Corporation and its subsidiaries (the "Company") at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 19, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in or disagreements with the Company's independent accountants on accounting or financial disclosures.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      1.       Financial Statements:

                           The following consolidated financial statements of the Company and its subsidiaries are set forth in
                           Part II, Item 8.

                           Consolidated Statements of Earnings for the years ended December 31, 1996, December 31, 1997 and December 31, 1998

                           Consolidated Balance Sheets as of December 31, 1997 and December 31, 1998

                           Consolidated Statements of Cash Flows for the years ended December 31, 1996, December 31, 1997 and December 31, 1998

                           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, December 31, 1997 and December 31, 1998

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


                                   PRIORITY HEALTHCARE CORPORATION


                                   BY:    /s/  ROBERT L. Myers
                                          -------------------------------------
Dated: March 26, 1999                     Robert L. Myers
                                          President and Chief Executive Officer

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

             SIGNATURE                                TITLE                                          DATE
             ---------                                -----                                          ----


      /s/  WILLIAM E. BINDLEY                Chairman of the Board                            March  26, 1999
      ---------------------------------
      William E. Bindley


      /s/  ROBERT L. MYERS                  President, Chief Executive Officer and           March  26, 1999
      ----------------------------------    Director (Principal Executive Officer)
      Robert L. Myers


      /s/  DONALD J. PERFETTO               Chief Financial Officer (Principal               March  26, 1999
      ---------------------------------     Financial and Accounting Officer)
      Donald J. Perfetto


      /s/  MICHAEL D. MCCORMICK             Director                                         March  26, 1999
      -------------------------------
      Michael D. McCormick


      /s/  RICHARD W. ROBERSON               Director                                         March  26, 1999
      --------------------------------
      Richard W. Roberson


      /s/  THOMAS J. SALENTINE               Director                                         March  26, 1999
      -----------------------------------
      Thomas J. Salentine


      /s/  REBECCA M. SHANAHAN               Director                                         March  26, 1999
      -------------------------------
      Rebecca M. Shanahan

                                INDEX TO EXHIBITS

                                                                                                             SEQUENTIAL
 EXHIBIT                                                                                                        PAGE
 NUMBER              DOCUMENT DESCRIPTION                                                                      NUMBER
 ------              --------------------                                                                      ------
3-A      (1)  Restated Articles of Incorporation of the Registrant.

3-B      By-Laws of the Registrant, as amended to date.

3-C      (1)  Articles of Restatement of the Restated Articles of Incorporation of the Registrant.

4        Loan Agreement By and Between the Registrant (the "Borrower") and
         Suntrust Bank, Central Florida, National Association (the "Bank") dated
         November 24, 1998.

10-A     (1)  Administrative Services Agreement between the Registrant and BWI.

10-B     (1)  Tax Sharing Agreement between the Registrant and BWI.

10-C     (1)  (i)*1997 Stock Option and Incentive Plan of the Registrant.
         (2)  (ii)*First Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.

10-D     (1)  *Outside Directors Stock Option Plan of the Registrant.

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

10-K     (1) Subordinated Promissory Note between the Registrant and BWI.

10-L     (1) Indemnification and Hold Harmless Agreement between the Registrant and
         BWI.

10-M     (1)  *Consulting Agreement dated as of January 1, 1995, by and among the Registrant,
         BWI and Martin A. Nassif.

10-N     (1) Revolving Credit Promissory Note between the Registrant and BWI.

10-O     (3) Revolving Credit Promissory Note by BWI in favor of the Registrant.

10-P     (4)    *(i)Broad Based Stock Option Plan of the Registrant.

                *(ii) First Amendment to the Broad Based Stock Option Plan of the Registrant.

10-Q     (5)   *Profit Sharing Plan of Priority Healthcare Corporation and
         Subsidiaries.

10-R     *Priority Healthcare Corporation 401(k) Excess Plan.

10-S *(i) Employment Agreement between the Registrant and Guy F. Bryant dated March 1, 1999; and (ii) Noncompete Agreement between the Registrant and Guy F. Bryant dated March 1, 1999.

10-T *(i) Employment Agreement between the Registrant and Steven D. Cosler dated March 1, 1999; and (ii) Noncompete Agreement between the Registrant and Steven D. Cosler dated March 1, 1999.

10-U *(i) Employment Agreement between the Registrant and Donald J. Perfetto dated March 1, 1999; and (ii) Noncompete Agreement between the Registrant and Donald J. Perfetto dated March 1, 1999.

10-V (6) Distribution Agreement, dated as of October 23, 1998, between the Registrant and Bindley Western Industries, Inc.

21       Subsidiaries of the Registrant.

23       Consent of Independent Accountants

27       Financial Data Schedule.

99 Form 11-K Annual Report of the Profit Sharing Plan of Priority Healthcare Corporation and Affiliates for the year ended December 31, 1998 (to be filed by amendment).

* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1) The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 333-34463) is incorporated herein by reference.

(2) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10- Q for the quarter ended September 30, 1998 is incorporated herein by reference.

(3) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10- Q for the quarter ended June 30, 1998 is incorporated herein by reference.

(4) The copy of this exhibit filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-65927) is incorporated herein by reference.

(5) The copy of this exhibit filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-69921) is incorporated herein by reference.

(6) The copy of this exhibit filed as Exhibit 10 to the Company's Current Report on Form 8-K, as filed with the Commission on January 4, 1999, is incorporated herein by reference.