Form 10-Q
period 1999-03-31
PRIORITY HEALTHCARE CORP
filed 1999-05-06
CIK 1037975

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

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

As of April 16, 1999, the number of shares outstanding of each of the issuer's classes of common stock were as follows:

                        Class A Common Stock - 4,920,982

                        Class B Common Stock - 7,657,991

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                         PRIORITY HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                 THREE-MONTH PERIOD ENDED
                                                                                           MARCH 31,
                                                                                    1999             1998
                                                                               ----------------------------
 Net sales...........................................................          $    83,159      $    58,129
 Cost of products sold...............................................               72,853           51,313
                                                                                ----------      -----------
 Gross profit........................................................               10,306            6,816

 Selling, general and administrative expense.........................                4,251            3,167
 Depreciation and amortization.......................................                  313              311
                                                                                ----------      -----------
 Earnings from operations............................................                5,742            3,338

 Interest income, net of expense.....................................                  258              109
                                                                                ----------      -----------
 Earnings before income taxes........................................                6,000            3,447

 Provision for income taxes..........................................                2,382            1,370
                                                                                ----------      -----------

 Net earnings........................................................          $     3,618      $     2,077
                                                                                ==========      ===========

 Historical earnings per share:
     Basic............................................................         $       .29      $       .17
     Diluted..........................................................         $       .28      $       .17
 Historical weighted average shares outstanding:
     Basic............................................................          12,554,292       12,515,208
     Diluted..........................................................          12,822,396       12,545,051

 Pro forma earnings per share:
     Basic............................................................         $       .19      $       .11
     Diluted..........................................................         $       .19      $       .11
 Pro forma weighted average shares outstanding:
     Basic............................................................          18,831,438       18,772,812
     Diluted..........................................................          19,233,594       18,817,576

         (See accompanying notes to consolidated financial statements.)

                         PRIORITY HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                          1999          1998
                                                                                      --------------------------
ASSETS:
Current assets:
  Cash  and cash equivalents...............................................           $   5,706       $       2
  Accounts receivable, less allowance for doubtful accounts of
    $811 and $778, respectively............................................              61,151          56,825
  Receivable from BWI......................................................              13,166          16,517
  Finished goods inventory.................................................              24,532          24,387
  Deferred income taxes....................................................               1,214           1,145
  Other current assets.....................................................                 724             284
                                                                                      ---------       ---------
                                                                                        106,493          99,160
                                                                                      ---------       ---------
Fixed assets, at cost......................................................               3,344           3,279
  Less: accumulated depreciation...........................................               1,602           1,459
                                                                                      ---------       ---------
                                                                                          1,742           1,820
                                                                                      ---------       ---------
Intangibles, net                                                                          6,370           6,539
                                                                                      ---------       ---------
              Total assets.................................................           $ 114,605       $ 107,519
                                                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable........................................................            $ 35,981        $ 33,857
   Other current liabilities...............................................               3,282           3,428
                                                                                      ---------       ---------
                                                                                         39,263          37,285
                                                                                      ---------       ---------
Deferred income taxes......................................................                 216             193
                                                                                      ---------       ---------
Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares authorized, none
     issued and outstanding................................................                  --              --
   Common stock
      Class A, $0.01 par value, 15,000,000 shares authorized,
        5,465,497 and 10,214,286 issued and outstanding, respectively......                  55             102
      Class B, $0.01 par value, 40,000,000 shares authorized,
        7,103,626 and 2,301,476 issued and outstanding, respectively.......                  71              23
          Additional paid in capital.......................................              54,388          52,922
          Retained earnings................................................              20,612          16,994
                                                                                      ---------       ---------
              Total shareholders' equity...................................              75,126          70,041
                                                                                      ---------       ---------
Commitments and contingencies..............................................                  --              --
                                                                                      ---------       ---------

              Total liabilities and shareholders' equity...................           $ 114,605       $ 107,519
                                                                                      =========       =========

         (See accompanying notes to consolidated financial statements.)

                         PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                                                         THREE-MONTH PERIOD ENDED
                                                                                                 MARCH 31,
                                                                                          1999             1998
                                                                                       ---------------------------
Cash flow from operating activities:
     Net income...................................................................     $ 3,618           $ 2,077
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization................................................         313               311
     Deferred income taxes........................................................         (46)               --
Change in assets and liabilities:
     Accounts receivable..........................................................      (4,326)            1,761
     Finished goods inventory.....................................................        (145)            2,526
     Trade accounts payable.......................................................       2,124            (4,460)
     Other current assets and liabilities.........................................        (587)             (387)
                                                                                       -------           -------
          Net cash provided by operating
             activities...........................................................         951             1,828
                                                                                       -------           -------
Cash flow from investing activities:
     Purchase of fixed assets.....................................................         (65)             (195)
                                                                                       -------           -------
          Net cash used by investing activities...................................         (65)             (195)
                                                                                       -------           -------
Cash flow from financing activities:
     Net change in amounts due to /from BWI.......................................       3,351            (4,444)
     Proceeds from stock option exercises and related tax benefit.................       1,467                --
     Payments on long-term obligations............................................          --               (19)
                                                                                       -------           -------
          Net cash provided (used) by financing
             activities...........................................................       4,818            (4,463)
                                                                                       -------           -------
Net increase (decrease) in cash...................................................       5,704            (2,830)
Cash and cash equivalents at beginning of period..................................           2             7,910
                                                                                       -------           -------
Cash and cash equivalents at end of period........................................     $ 5,706           $ 5,080
                                                                                       =======           =======

Supplemental cash flow information:
     Interest paid................................................................     $    --           $   116
     Income taxes paid............................................................     $ 1,500           $ 1,370

         (See accompanying notes to consolidated financial statements.)

                        PRIORITY HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three-month periods ended March 31, 1999 and 1998 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

2. On April 7, 1999, the Company announced that the Board of Directors authorized a 3-for-2 stock split of the Company's Common Stock to be effected as a stock dividend to all shareholders of record at the close of business on April 20, 1999, the Record Date. Shareholders on the Record Date received a stock dividend of one share for each two shares held. The stock dividend was paid on May 4, 1999. Holders of the Class A Common Stock received Class A shares in the split and holders of Class B Common Stock received Class B shares. Cash was paid in lieu of fractional shares. The pro forma amounts presented herein give effect to the stock split as if it had occurred at the beginning of all periods presented.

3. The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," for all periods presented. Basic earnings per share is computed by dividing net income by the weighted average of Class A and Class B shares outstanding for the period. Diluted earnings per share computations assume outstanding stock options with a dilutive effect on earnings were exercised. These common stock equivalents are added to the weighted average number of shares outstanding in the diluted calculation. Net earnings are the same for both basic and diluted. A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the three months ended March 31:

     (In Thousands)                                                                    1999    1998
                                                                                       ----    ----
     Historical:

     Weighted average number of Class A and Class B Common shares outstanding
         used as the denominator in the basic earnings per share calculation          12,554  12,515

     Additional shares assuming exercise of dilutive
         stock options                                                                   268      30
                                                                                      ------  ------
     Weighted average number of Class A and Class B Common and equivalent shares
         used as the denominator in the diluted earnings per share calculation        12,822  12,545
                                                                                      ======  ======

     Pro forma for effect of stock split:

     Weighted average number of Class A and Class B Common shares outstanding
         used as the denominator in the basic earnings per share calculation          18,831  18,773

     Additional shares assuming exercise of dilutive
         stock options                                                                   403      45
                                                                                      ------  ------
     Weighted average number of Class A and Class B Common and equivalent shares
         used as the denominator in the diluted earnings per share calculation        19,234  18,818
                                                                                      ======  ======

4. On April 12, 1999, the Company completed an acquisition of the majority of the operating assets of Pharmacy Plus, Ltd., a specialty mail order pharmacy in Philadelphia, Pennsylvania, that primarily provides injectable biopharmaceuticals by overnight delivery. The acquisition will be accounted for using the purchase method of accounting and the results of operations will be included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Pharmacy Plus assets was approximately $3.5 million, which includes approximately $450,000 for inventory and fixed assets and results in approximately $3.1 million of goodwill. No indebtedness was assumed. The results of operations of Pharmacy Plus would not have been material to the results of the Company for the first quarter of 1999 or 1998.

5. IV-1, Inc. ("IV-1") and IV-One Services, Inc. ("IV-One Services") have been named as defendants in a second amended counterclaim filed by Amgen, Inc. ("Amgen") on May 14, 1996, in the Circuit Court of the Eighteenth Judicial District of Seminole County, Florida. Amgen has asserted that these entities tortiously interfered with a license agreement (the "License Agreement") between Amgen and Ortho Pharmaceutical Corporation ("Ortho"). Pursuant to this agreement, Amgen licensed Ortho to sell EPO for use in the treatment of non-dialysis patients, while Amgen reserved the exclusive right to sell EPO for use in the treatment of dialysis patients. Amgen has asserted that, prior to the purchase of IV-1 and IV-One Services by the Company, these entities induced Ortho to sell EPO to them for resale in the dialysis market in contravention of the License Agreement. Amgen has also alleged that IV-1 and IV-One Services were involved in a civil conspiracy to circumvent the terms of the License Agreement to allow the resale of EPO to the dialysis market. Furthermore, Amgen has asserted unfair competition claims against IV-1, including that IV-1 manufactured and distributed unapproved prefilled syringes of EPO and another product manufactured by Amgen in container systems unapproved by Amgen. Amgen did not specify a time frame for the acts complained of in the civil conspiracy and unfair competition allegations. In each count, Amgen has demanded an unspecified amount of compensatory damages, including costs and interest.

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles, Ltd., Inc. ("Charise Charles") are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations. As of March 31, 1999, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Forward Looking Statements.

     Certain statements included in this quarterly report, which are not historical facts, are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements represent our expectations or beliefs and involve certain risks and uncertainties including, but not limited to, changes in interest rates, competitive pressures, changes in customer mix, changes in third party reimbursement rates, financial stability of major customers, changes in government regulations or the interpretation of these regulations, asserted and unasserted claims, and our ability and the ability of the entities with which we transact business to modify or redesign computer systems to work properly in the year 2000, which could cause actual results to differ from those in the forward looking statements. The forward looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

     Results of Operations.

     Net sales increased to $83.2 million in the first three months of 1999 from $58.1 million in the first three months of 1998, an increase of 43%. The growth primarily reflected the addition of new customers, new product introductions (including the new Rebetron treatment for Hepatitis-C), additional sales to existing customers and inflationary price increases.

     Gross profit increased to $10.3 million in the first three months of 1999 from $6.8 million in the first three months of 1998, an increase of 51%. Gross profit as a percentage of net sales increased in the first three months of 1999 to 12.4% from 11.7% in the first three months of 1998. The increase in gross profit reflected increased sales by both Priority Healthcare Pharmacy and Priority Healthcare Distribution. The increase in gross profit as a percentage of net sales was primarily attributed to the change in sales mix, as Priority Healthcare Pharmacy experienced increased sales, which generate higher gross margins than Priority Healthcare Distribution sales. Competition continues to exert pressure on margins, particularly those of Priority Healthcare Distribution.

     Selling, general and administrative ("SGA") expense increased to $4.3 million in the first three months of 1999 from $3.2 million in the first three months of 1998, an increase of 34%. SGA expense as a percentage of net sales decreased in the first three months of 1999 to 5.1% from 5.4% in the first three months of 1998. The increase in SGA expense reflected the growth in our business. The decrease in SGA expense as a percentage of net sales resulted from the spreading of fixed costs over a larger sales base. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

     Depreciation and amortization ("D&A") increased to $313,000 in the first three months of 1999 from $311,000 in the first three months of 1998, an increase of 0.6%. The increase in D&A was primarily the result of additional depreciation on new equipment, particularly management information systems, offset, in part, by a decrease in amortization of intangible assets that became fully amortized.

     Interest income, net of expense, increased to $258,000 in the first three months of 1999, from $109,000 in the first three months of 1998. In the first three months of 1999, interest income of $45,000 was primarily related to amounts earned by investing excess cash balances in overnight repurchase agreements with a major financial institution and interest income of $213,000 was related to loaning funds to Bindley Western Industries, Inc. ("BWI"). In the first three months of 1998, interest income of $111,000 was primarily related to amounts earned by investing funds received from the October 1997 initial public offering of our Class B Common Stock in overnight repurchase agreements with a major financial institution and interest income of $112,000 was primarily related to loaning funds to BWI. This interest income was partially offset by interest expense of $109,000 in the first three months of 1998 for interest due on the subordinated note issued to BWI on March 31, 1997. The subordinated note issued to BWI was paid on September 30, 1998. The interest income on the loans to BWI was calculated by applying BWI's average incremental borrowing rate to the average outstanding loans. The average outstanding loans to BWI were $13.5 million in the first three months of 1999 and $7.0 million in the first three months of 1998. BWI's average incremental borrowing rate was 5.3% in the first three months of 1999 and 6.4% in the first three months of 1998.

     Through December 31, 1998, we participated in the consolidated federal and state income tax returns filed by BWI. BWI charged federal and state income tax expense to us as if we filed our own separate federal and state income tax returns. The provision for income taxes in the first three months of 1999 and 1998 represented 39.7% of earnings before taxes.

     Liquidity - Capital Resources.

     Net cash provided by operating activities. Our operations generated $951,000 in cash during the first three months of 1999. Accounts receivable increased $4.3 million during the first three months of 1999, primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Inventory increased $145,000 during the first three months of 1999 to support the increase in sales. Trade accounts payable increased $2.1 million to partially reduce the cash required for the accounts receivable increase. This increase was attributable to the timing of payments, the inventory increase and the credit terms negotiated with vendors. Depreciation and amortization totaled $313,000 during the first three months of 1999.

     Net cash used by investing activities. Capital expenditures during the first three months of 1999 totaled $65,000. We expect that capital expenditures during the last nine months of 1999 will be approximately $1.0 million and during 2000 will be approximately $1.0 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software, telecommunications equipment, and furniture and equipment for a new corporate facility. We expect to complete the move to our new corporate facility in November of 1999.

     Net cash provided by financing activities. We have advanced excess cash to BWI on an interest-bearing basis under the terms of a $25.0 million Revolving Credit Promissory Note which is effective through December 31, 1999, at which time all outstanding amounts are due in full. During the first three months of 1999, our receivable from BWI decreased by $3.4 million. During the first three months of 1999, we also received proceeds of $1.5 million, including the income tax benefit, from stock option exercises.

     Our principal capital requirements have been to fund working capital needs to support internal growth, for acquisitions and for capital expenditures. Our principal working capital needs are for inventory and accounts receivable. Management controls inventory levels in order to minimize carrying costs and maximize purchasing opportunities. We sell inventory to our customers on various payment terms. This requires significant working capital to finance inventory purchases and entails accounts receivable exposure in the event any of our major customers encounter financial difficulties. Although we monitor closely the creditworthiness of our major customers, we cannot assure you that we will not incur some collection loss on major customer accounts receivable in the future.

     We believe that cash from operations, repayment by BWI of advances made to it and availability under our line of credit will be sufficient to meet our working capital needs for at least two years.

     Year 2000 Compliance.

     The year 2000 will pose a unique set of challenges to those industries that rely on information technology. As a result of the methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. We and other companies in the same business are vulnerable to this problem because of our dependence on distribution and communications systems.

     Since December 31, 1996, we have replaced all of our hardware and software systems for reasons other than year 2000 compliance; we have spent approximately $425,000 for these systems. The hardware systems have been successfully tested for year 2000 compliance. In May 1998, we initiated the process of preparing our software applications to make them year 2000 compliant. Two of the three main software packages that we use were tested for year 2000 compliance during 1998 and the third software package was upgraded during January 1999. We believe these software systems are now year 2000 compliant. The total costs relating to the upgrade of our software programs was approximately $75,000. Funds for these payments were generated from operations. In addition, we have tested the recently acquired software and hardware systems of Pharmacy Plus and estimate that it will cost approximately $10,000 to make those systems year 2000 compliant.

     We believe that the payments required to bring our systems into compliance have not and will not have a material adverse effect on us. However, the year 2000 problem is widespread and complex and can potentially affect any computer process. As a result, we cannot assure you that the year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

     Also, to operate our business, we rely on governmental agencies, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which we have little control. Our ability to conduct our business is dependent upon the ability of these third parties to avoid year 2000 related disruptions. We are in the process of contacting our third party service providers about their year

     2000 readiness, but we have not yet received any assurances from any of these third parties about their year 2000 compliance. The failure of our key third party service providers, customers, suppliers or third party payors to adequately address their year 2000 issues could result in a material adverse effect on our business, financial condition or results of operations.

     We have not to date developed any contingency plans, because these plans will depend on the responses from our third party service providers.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our primary exposure to market risk consists of changes in interest rates on our loans to BWI. Our interest income on these loans is determined based on BWI's average incremental borrowing rate (a variable rate) with its third-party lender. A decrease in interest rates would adversely affect our operating results and cash flow available to fund operations and expansion. Based on the average loan balance for the first three months of 1999, a decrease of 10% in BWI's average incremental borrowing rate would result in an approximately $85,000 annual decrease in interest income. Conversely, a 10% increase in BWI's average incremental borrowing rate would result in an approximately $85,000 annual increase in interest income.

                           PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS.

           The information set forth in Note 5 to the Notes to Consolidated Financial Statements (unaudited) set forth elsewhere in this Report is incorporated herein by reference.

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (c)   Sales of Unregistered Securities

           None.

     (d)   Use of Proceeds

           The Company's Registration Statement on Form S-1 (File No. 333-34463) was declared effective on October 23, 1997. There has been no change in the Use of Proceeds since that reported in the Company's Form 10-K for the year ended December 31, 1998.

     ITEM 5.  OTHER INFORMATION.

           On April 7, 1999, the Company announced that the Board of Directors authorized a 3-for-2 stock split of the Company's Common Stock to be effected as a stock dividend to all shareholders of record at the close of business on April 20, 1999, the Record Date. Shareholders on the Record Date received a stock dividend of one share for each two shares held. The stock dividend was paid on May 4, 1999. Holders of the Class A Common Stock received Class A shares in the split and holders of Class B Common Stock received Class B shares. Cash was paid in lieu of fractional shares.

           On April 12, 1999, the Company completed an acquisition of the majority of the operating assets of Pharmacy Plus, Ltd., a specialty mail order pharmacy in Philadelphia, Pennsylvania, that primarily provides injectable biopharmaceuticals by overnight delivery. The acquisition will be accounted for using the purchase method of accounting and the results of operations will be included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Pharmacy Plus assets was approximately $3.5 million, which includes approximately $450,000 for inventory and fixed assets and results in approximately $3.1 million of goodwill. No indebtedness was assumed. The results of operations of Pharmacy Plus would not have been material to the results of the Company for the first quarter of 1999 or 1998.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits

               Exhibit 27    Financial Data Schedule (filed herewith)

     (b)   Reports on Form 8-K

               On January 4, 1999, the Company filed a Current Report on Form 8-K dated December 31, 1998, reporting the spin-off of the Company's Class A Common Stock by Bindley Western Industries, Inc. to its shareholders.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     May 5, 1999             PRIORITY HEALTHCARE CORPORATION


                                BY: /s/ DONALD J. PERFETTO
                                   --------------------------------------------
                                   Donald J. Perfetto
                                   Executive Vice President and Chief Financial
                                   Officer