Form 10-Q
period 1999-06-30
PRIORITY HEALTHCARE CORP
filed 1999-08-11
CIK 1037975

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

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

As of July 20, 1999, the number of shares outstanding of each of the issuer's classes of common stock were as follows:

                        Class A Common Stock - 6,216,900

                        Class B Common Stock - 15,647,309

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                         PRIORITY HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                 SIX-MONTH PERIOD ENDED    THREE-MONTH PERIOD ENDED
                                                         JUNE 30,                  JUNE 30,
                                                     1999          1998          1999          1998
                                              -----------------------------------------------------
Net sales ................................... $   185,203   $   122,053   $   102,044   $    63,924
Cost of products sold .......................     162,326       108,307        89,473        56,994
                                              -----------   -----------   -----------   -----------
Gross profit ................................      22,877        13,746        12,571         6,930

Selling, general and administrative expense..       9,238         6,215         4,987         3,048
Depreciation and amortization ...............         614           622           301           311
                                              -----------   -----------   -----------   -----------
Earnings from operations ....................      13,025         6,909         7,283         3,571

Interest income, net ........................         614           306           356           198
                                              -----------   -----------   -----------   -----------
Earnings before income taxes ................      13,639         7,215         7,639         3,769

Provision for income taxes ..................       5,415         2,868         3,033         1,498
                                              -----------   -----------   -----------   -----------

Net earnings ................................ $     8,224   $     4,347   $     4,606   $     2,271
                                              ===========   ===========   ===========   ===========

Earnings per share:
       Basic ................................ $       .43   $       .23   $       .24   $       .12
       Diluted .............................. $       .42   $       .23   $       .23   $       .12
Weighted average shares outstanding:
       Basic ................................  19,146,333    18,772,812    19,469,188    18,772,812
       Diluted ..............................  19,664,223    18,825,255    20,102,812    18,890,011


         (See accompanying notes to consolidated financial statements.)

                         PRIORITY HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                             JUNE 30,    DECEMBER 31,
                                                                                 1999           1998
                                                                             -----------------------
ASSETS:
Current assets:
     Cash  and cash equivalents ..........................................   $ 54,734       $      2
     Marketable securities ...............................................     33,454             --
     Accounts receivable, less allowance for doubtful accounts of
        $862 and $778, respectively ......................................     71,642         56,825
     Receivable from BWI .................................................     13,101         16,517
     Finished goods inventory ............................................     31,010         24,387
     Deferred income taxes ...............................................      1,214          1,145
     Other current assets ................................................        415            284
                                                                             --------       --------
                                                                              205,570         99,160
                                                                             --------       --------
Fixed assets, at cost ....................................................      3,501          3,279
     Less: accumulated depreciation ......................................      1,738          1,459
                                                                             --------       --------
                                                                                1,763          1,820
                                                                             --------       --------
Intangibles, net .........................................................      9,255          6,539
                                                                             --------       --------
Other assets .............................................................        250             --
                                                                             --------       --------
               Total assets ..............................................   $216,838       $107,519
                                                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable ....................................................   $ 48,366       $ 33,857
     Other current liabilities ...........................................      4,772          3,428
                                                                             --------       --------
                                                                               53,138         37,285
                                                                             --------       --------
Deferred income taxes ....................................................        216            193
                                                                             --------       --------
Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, none
        issued and outstanding ...........................................         --             --
     Common stock
        Class A, $0.01 par value, 15,000,000 shares authorized, (and split adjusted) 6,323,464 and 15,321,429 issued and outstanding,
           respectively ..................................................         63            153
        Class B, $0.01 par value, 40,000,000 shares authorized, (and split adjusted) 15,148,595 and 3,452,214 issued and outstanding,
           respectively ..................................................        152             35
        Additional paid in capital .......................................    138,051         52,859
        Retained earnings ................................................     25,218         16,994
                                                                             --------       --------
               Total shareholders' equity ................................    163,484         70,041
                                                                             --------       --------
Commitments and contingencies ............................................         --             --
                                                                             --------       --------

               Total liabilities and shareholders' equity ................   $216,838       $107,519
                                                                             ========       ========


         (See accompanying notes to consolidated financial statements.)

                         PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                                    SIX-MONTH PERIOD ENDED
                                                                            JUNE 30,
                                                                        1999          1998
                                                                    ----------------------
Cash flow from operating activities:
     Net income .................................................   $  8,224      $  4,347
Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation and amortization ..............................        613           622
     Loss on disposal of fixed assets ...........................         28            --
     Deferred income taxes ......................................        (46)           --
Change in assets and liabilities, net of acquisition:
     Accounts receivable ........................................    (14,817)         (904)
     Finished goods inventory ...................................     (6,216)        9,043
     Trade accounts payable .....................................     14,509        (2,059)
     Other current assets and liabilities .......................      1,213          (233)
                                                                    --------      --------
          Net cash provided by operating activities .............      3,508        10,816
                                                                    --------      --------
Cash flow from investing activities:
     Purchase of marketable securities ..........................    (33,454)           --
     Purchase of fixed assets ...................................       (212)         (400)
     Acquisition of business ....................................     (3,495)           --
     Other ......................................................       (250)           --
                                                                    --------      --------
          Net cash used by investing activities .................    (37,411)         (400)
                                                                    --------      --------
Cash flow from financing activities:
     Net change in amounts due to/from BWI ......................      3,416       (10,103)
     Proceeds from stock option exercises and related tax benefit      1,839            --
     Net proceeds from secondary stock offering .................     83,380            --
     Payments on long-term obligations ..........................         --          (272)
                                                                    --------      --------
          Net cash provided (used) by financing activities ......     88,635       (10,375)
                                                                    --------      --------
Net increase in cash ............................................     54,732            41
Cash and cash equivalents at beginning of period ................          2         9,484
                                                                    --------      --------
Cash and cash equivalents at end of period ......................   $ 54,734      $  9,525
                                                                    ========      ========

Supplemental cash flow information:
     Interest paid ..............................................   $     --      $    231
     Income taxes paid ..........................................   $  3,920      $  2,868


         (See accompanying notes to consolidated financial statements.)

                         PRIORITY HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three and six month periods ended June 30, 1999 and 1998 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

2. On April 7, 1999, the Company announced that the Board of Directors authorized a 3-for-2 stock split of the Company's Common Stock to be effected as a stock dividend to all shareholders of record at the close of business on April 20, 1999, the Record Date. Shareholders on the Record Date received a stock dividend of one share for each two shares held. The stock dividend was paid on May 4, 1999. Holders of the Class A Common Stock received Class A shares in the split and holders of Class B Common Stock received Class B shares. Cash was paid in lieu of fractional shares. The amounts presented herein give effect to the stock split as if it had occurred at the beginning of all periods presented.

3. The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," for all periods presented. Basic earnings per share is computed by dividing net income by the weighted average of Class A and Class B shares outstanding for the period. Diluted earnings per share computations assume outstanding stock options with a dilutive effect on earnings were exercised. These common stock equivalents are added to the weighted average number of shares outstanding in the diluted calculation. Net earnings are the same for both basic and diluted. A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the three and six month periods ended June 30, 1999 and 1998:

     (In Thousands)                                                               1999     1998
                                                                                  ----     ----
     Six-month period ended June 30:

     Weighted average number of Class A and Class B
         Common shares outstanding used as the denominator
         in the basic earnings per share calculation                            19,146   18,773

     Additional shares assuming exercise of dilutive
         stock options                                                             518       52
                                                                                ------   ------
     Weighted average number of Class A and Class B
         Common and equivalent shares used as the denominator
         in the diluted earnings per share calculation                          19,664   18,825
                                                                                ======   ======

     Three-month period ended June 30:

     Weighted average number of Class A and Class B
         Common shares outstanding used as the denominator
         in the basic earnings per share calculation                            19,469   18,773

     Additional shares assuming exercise of dilutive
         stock options                                                             634      117
                                                                                ------   ------
     Weighted average number of Class A and Class B
         Common and equivalent shares used as the denominator
         in the diluted earnings per share calculation                          20,103   18,890
                                                                                ======   ======

4. On April 12, 1999, the Company completed an acquisition of the majority of the operating assets of Pharmacy Plus, Ltd., a specialty pharmacy in Philadelphia, Pennsylvania, that primarily provides injectable biopharmaceuticals. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Pharmacy Plus assets was approximately $3.5 million, which included approximately $450,000 for inventory and fixed assets and resulted in approximately $3.1 million of goodwill. No indebtedness was assumed. The results of operations of Pharmacy Plus would not have been material to the results of the Company for the periods presented in these financial statements.

5. In June and July of 1999, the Company sold an aggregate of 2,990,000 shares of Class B Common Stock in a secondary public offering (the "Offering") for $32.30 per share after underwriting discount but before expenses of the Offering. The aggregate net proceeds of approximately $96.6 million are being used to pay expenses of the Offering, estimated at $600,000, and for working capital and general corporate purposes, including potential acquisitions. The shares of Class B Common Stock sold and the approximate net proceeds in June 1999 were 2,600,000 and $83.4 million, respectively.

6. In accordance with provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all of its investments in marketable securities as available-for-sale. These investments are stated at fair value, with any unrealized holding gains or losses, net of tax, included as a component of shareholders' equity until realized. The cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income is included as a component of current earnings. Investments with an original maturity of 90 days or less are included as cash equivalents.

     At June 30, 1999 all of the Company's investments in marketable securities were investment-grade government and corporate debt instruments. These investments had a fair value of approximately $82.8 million (which includes approximately $49.4 million classified as cash equivalents), which approximates their amortized cost. There were no unrealized holding gains or losses at June 30, 1999 and all investments mature within one year from that date. No investments were disposed of during the three or six month periods ended June 30, 1999 and there were no realized gains or losses recorded in earnings for those periods. The Company had no investment in marketable securities at December 31, 1998.

7. IV-1, Inc. ("IV-1") and IV-One Services, Inc. ("IV-One Services") have been named as defendants in a second amended counterclaim filed by Amgen, Inc. ("Amgen") on May 14, 1996, in the Circuit Court of the Eighteenth Judicial District of Seminole County, Florida. Amgen has asserted that these entities tortiously interfered with a license agreement (the "License Agreement") between Amgen and Ortho Pharmaceutical Corporation ("Ortho"). Pursuant to this agreement, Amgen licensed Ortho to sell EPO for use in the treatment of non-dialysis patients, while Amgen reserved the exclusive right to sell EPO for use in the treatment of dialysis patients. Amgen has asserted that, prior to the purchase of IV-1 and IV-One Services by the Company, these entities induced Ortho to sell EPO to them for resale in the dialysis market in contravention of the License Agreement. Amgen has also alleged that IV-1 and IV-One Services were involved in a civil conspiracy to circumvent the terms of the License Agreement to allow the resale of EPO to the dialysis market. Furthermore, Amgen has asserted unfair competition claims against IV-1, including that IV-1 manufactured and distributed unapproved prefilled syringes of EPO and another product manufactured by Amgen in container systems unapproved by Amgen. Amgen did not specify a time frame for the acts complained of in the civil conspiracy and unfair competition allegations. In each count, Amgen has demanded an unspecified amount of compensatory damages, including costs and interest.

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles, Ltd., Inc. ("Charise Charles") are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations. As of June 30, 1999, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

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

General.

We typically are reimbursed for products and services provided by Priority Healthcare Pharmacy by third-party payors, primarily private insurers and managed care organizations. Sales derived from agreements with managed care organizations generally are made pursuant to established rates negotiated periodically. We typically are reimbursed for products provided by Priority Healthcare Distribution directly by oncology practices, renal dialysis centers and other healthcare providers and pricing is negotiated directly with the providers. The higher level of specialized services provided by Priority Healthcare Pharmacy generates higher margins than Priority Healthcare Distribution. As a result, sales from pharmacy services have a proportionately greater impact on our earnings than sales from our lower margin distribution services.

Results of Operations.

The following table sets forth for the periods indicated, the percentages of total revenues represented by the respective financial items:

                                                           SIX-MONTH        THREE-MONTH
                                                          PERIOD ENDED      PERIOD ENDED
                                                            JUNE 30,          JUNE 30,
                                                         1999     1998     1999     1998
                                                     --------------------------------------
     Net sales ...................................      100.0%   100.0%   100.0%   100.0%
     Cost of products sold .......................       87.6     88.7     87.7     89.2
                                                        -----    -----    -----    -----
     Gross profit ................................       12.4     11.3     12.3     10.8

     Selling, general and administrative expense          5.0      5.1      4.9      4.8
     Depreciation and amortization ...............         .3       .5       .3       .5
                                                        -----    -----    -----    -----
     Earnings from operations ....................        7.0      5.7      7.1      5.6

     Interest income, net ........................         .3       .3       .3       .3
                                                        -----    -----    -----    -----
     Earnings before income taxes ................        7.4      5.9      7.5      5.9

     Provision for income taxes ..................        2.9      2.3      3.0      2.3
                                                        -----    -----    -----    -----

     Net earnings ................................        4.4%     3.6%     4.5%     3.6%
                                                        =====    =====    =====    =====

Net sales increased to $185.2 million in the first six months of 1999 from $122.1 million in the first six months of 1998, an increase of 52%. Net sales increased to $102.0 million in the three months ended June 30, 1999, from $63.9 million in the three months ended June 30, 1998, an increase of 60%. The growth primarily reflected the addition of new customers, new product introductions (including the new Rebetron treatment for Hepatitis-C), additional sales to existing customers, the acquisition of Pharmacy Plus, Ltd. and inflationary price increases.

Gross profit increased to $22.9 million in the first six months of 1999 from $13.7 million in the first six months of 1998, an increase of 66%. Gross profit as a percentage of net sales increased in the first six months of 1999 to 12.4% from 11.3% in the first six months of 1998. Gross profit increased to $12.6 million in the three months ended June 30, 1999, from $6.9 million in the three months ended June 30, 1998, an increase of 81%. Gross profit as a percentage of net sales increased in the three months ended June 30, 1999, to 12.3% from 10.8% in the three months ended June 30, 1998. The increase in gross profit reflected increased sales by both Priority Healthcare Pharmacy and Priority Healthcare Distribution and the acquisition of Pharmacy Plus. The increase in gross profit as a percentage of net sales was primarily attributed to the change in sales mix, as Priority Healthcare Pharmacy experienced increased sales, which generate higher gross margins than Priority Healthcare Distribution sales. Competition continues to exert pressure on margins, particularly those of Priority Healthcare Distribution.

Selling, general and administrative ("SGA") expense increased to $9.2 million in the first six months of 1999 from $6.2 million in the first six months of 1998, an increase of 49%. SGA expense as a percentage of net sales decreased to 5.0% in the first six months of 1999 from 5.1% in the first six months of 1998. SGA expense increased to $5.0 million in the three months ended June 30, 1999, from $3.0 million in the three months ended June 30, 1998, an increase of 64%. SGA expense as a percentage of net sales increased in the three months ended June 30, 1999, to 4.9% from 4.8% in the three months ended June 30, 1998. The increases in SGA expense reflected the growth in our business and the acquisition of Pharmacy Plus. The decrease in SGA expense as a percentage of net sales from that in the six months ended June 30, 1998 to that in the six months ended June 30, 1999 resulted from the spreading of fixed costs over a larger sales base. The increase in SGA expense as a percentage of net sales from that in the three months ended June 30, 1998 to that in the three months ended June 30, 1999 resulted from increased overall costs of positioning ourselves for future growth. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

Depreciation and amortization ("D&A") decreased to $614,000 in the first six months of 1999 from $622,000 in the first six months of 1998, a decrease of 1.3%. D&A decreased to $301,000 in the three months ended June 30, 1999, from $311,000 in the three months ended June 30, 1998, a decrease of 3.2%. The decrease in D&A was primarily the result of a decrease in amortization of intangible assets that became fully amortized, offset, in part, by depreciation of new equipment, particularly in management information systems.

Interest income, net, increased to $614,000 in the first six months of 1999 from $306,000 in the first six months of 1998. Interest income, net, increased to $356,000 in the three months ended June 30, 1999 from $198,000 in the three months ended June 30, 1998. In the first six months of 1999, interest income of $280,000 was primarily related to amounts earned by investing excess cash and funds received from the June 1999 secondary public offering of our Class B Common Stock (the "Secondary Offering") in overnight repurchase agreements with major financial institutions and in marketable securities, and interest income of $377,000 was related to loaning funds to Bindley Western Industries, Inc. ("BWI"). In the three months ended June 30, 1999, interest income of $235,000 was primarily related to amounts earned by investing excess cash and funds received from the Secondary Offering in overnight repurchase agreements with major financial institutions and in marketable securities, and interest income of $164,000 was related to loaning funds to BWI. In the first six months of 1998, interest income of $186,000 and $356,000 were primarily related to amounts earned by investing funds received from the October 1997 initial public offering of our Class B Common Stock (the "IPO") in overnight repurchase agreements with a major financial institution and loaning funds to BWI, respectively. In the three months ended June 30, 1998 interest income of $75,000 and $244,000 were primarily related to amounts earned by investing funds received from the IPO in overnight repurchase agreements with a major financial institution and loaning funds to BWI, respectively. This interest income was partially offset by interest expense of $218,000 in the first six months of 1998 and $109,000 in the three months ended June 30, 1998 for interest due on the subordinated note issued to BWI on March 31, 1997. The subordinated note issued to BWI was paid on September 30, 1998. The interest income on the loans to BWI was calculated by applying BWI's average incremental borrowing rate to the average outstanding balances. The average outstanding loans to BWI were $13.2 million in the first six months of 1999 and $11.2 million in the first six months of 1998. The average outstanding loans to BWI were $12.9 million in the three months ended June 30, 1999 and $15.3 million in the three months ended June 30, 1998. BWI's average incremental borrowing rate was 5.2% in the first six months of 1999 and 6.4% in the first six months of 1998. BWI's average incremental borrowing rate was 5.1% in the three months ended June 30, 1999 and 6.4% in the three months ended June 30, 1998.

Through December 31, 1998, we participated in the consolidated federal and state income tax returns filed by BWI. BWI charged federal and state income tax expense to us as if we filed our own separate federal and state income tax returns. The provision for income taxes represented 39.7% of earnings before taxes for the first six months of 1999 and 1998 and the three months ended June 30, 1999 and 1998.

Liquidity - Capital Resources.

Net cash provided by operating activities. Our operations generated $3.5 million in cash during the first six months of 1999. Accounts receivable increased $14.8 million during the first six months of 1999, primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Inventory increased $6.2 million during the first six months of 1999 to support the increase in sales. Trade accounts payable increased $14.5 million and partially reduced the cash required to support the increases in accounts receivable and inventory. This increase was attributable to the timing of payments, the inventory increase and the credit terms negotiated with vendors. Other current assets and liabilities increased $1.2 million primarily due to the increase in income taxes payable and accruing for secondary public offering costs. Depreciation and amortization totaled $613,000 during the first six months of 1999.

Net cash used by investing activities. We purchased $33.5 million of marketable securities with a portion of the funds received from the June 1999 secondary public offering. Effective April 12, 1999, we also acquired the majority of the operating assets of Pharmacy Plus, Ltd., a specialty pharmacy in Philadelphia, Pennsylvania for $3.5 million. Capital expenditures during the first six months of 1999 totaled $212,000. We expect that capital expenditures during the last six months of 1999 will be approximately $850,000 and during 2000 will be approximately $1.0 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software, telecommunications equipment, and furniture and equipment for a new corporate facility. We expect to complete the move to our new corporate facility in November of 1999.

Net cash provided by financing activities. In June 1999 we received $83.4 million from our secondary public offering of our Class B Common Stock. We have also advanced excess cash to BWI on an interest-bearing basis under the terms of a $25.0 million Revolving Credit Promissory Note which is effective through December 31, 1999, at which time all outstanding amounts are due in full. During the first six months of 1999, our receivable from BWI decreased by $3.4 million. During the first six months of 1999, we also received proceeds of $1.8 million, including the income tax benefit, from stock option exercises.

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

We believe that the net proceeds from the Secondary Offering, cash from operations, repayment by BWI of advances made to it and availability under our line of credit will be sufficient to meet our working capital needs for at least two years.

Year 2000 Compliance.

The year 2000 will pose a unique set of challenges to those industries that rely on information technology. As a result of the methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. We, and other companies in the same business, are vulnerable to this problem because of our dependence on distribution and communications systems.

Since December 31, 1996, we have replaced all of our hardware and software systems for reasons other than year 2000 compliance; we have spent approximately $875,000 for these systems. The hardware systems have been successfully tested for year 2000 compliance. In May 1998, we initiated the process of preparing our software applications to make them year 2000 compliant. Two of the three main software packages that we use were tested for year 2000 compliance during 1998 and the third software package was upgraded during January 1999. We believe these software systems are now year 2000 compliant. The total costs relating to the upgrade of our software programs was approximately $75,000. Funds for these payments were generated from operations. In addition, we have tested the recently acquired software and hardware systems of Pharmacy Plus and estimate that it will cost approximately $15,000, of which $10,000 has been already spent, to make those systems year 2000 compliant.

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

Also, to operate our business, we rely on governmental agencies, utility companies, telecommunications companies, shipping companies, suppliers and other third party service providers over which we have little control. Our ability to conduct our business is dependent upon the ability of these third parties to avoid year 2000 related disruptions. We are in the process of contacting our third party service providers about their year 2000 readiness and to date the majority of these third parties have assured us they are year 2000 compliant. The failure of our key third party service providers, customers, suppliers or third party payors to adequately address their year 2000 issues could result in a material adverse effect on our business, financial condition or results of operations.

We have not to date developed any contingency plans, because these plans will depend on any negative responses from our third party service providers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary exposure to market risk as it relates to future earnings consists of changes in interest rates on our loans to BWI. Our interest income on these loans is determined based on BWI's average incremental borrowing rate (a variable rate) with its third-party lender. A decrease in interest rates would adversely affect our operating results and cash flow available to fund operations and expansion. Based on the average loan balance for the first six months of 1999, a decrease of 10% in BWI's average incremental borrowing rate would result in an approximately $69,000 annual decrease in interest income. Conversely, a 10% increase in BWI's average incremental borrowing rate would result in an approximately $69,000 annual increase in interest income.

At June 30, 1999 our exposure to market risk also includes exposure to a decline in the market value of our investments in marketable debt securities as a result of potential changes in interest rates. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates on securities included in our portfolio, and given the short term maturities of all of our investments in interest-sensitive securities, this hypothetical fair value was not materially different from the period end carrying value.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The information set forth in Note 5 to the Notes to Consolidated Financial Statements (unaudited) set forth elsewhere in this Report is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)      Sales of Unregistered Securities

         None.

(d)      Use of Proceeds

         The Company's Registration Statement on Form S-1 (File No. 333-34463) was declared effective on October 23, 1997. There has been no change in the Use of Proceeds since that reported in the Company's Form 10-Q for the quarter ended March 31, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)       The annual meeting of the shareholders of the Company was held on May
         10, 1999.

b) The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2002:

                                       Votes For      Votes Against      Abstentions      Broker Non-Votes
                                       ---------      -------------      -----------      ----------------
         Robert L. Myers              20,348,685            0              279,130                0
         Donald J. Perfetto           20,348,673            0              279,142                0
         Richard W. Roberson          20,411,773            0              216,042                0

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

              William E. Bindley        2000
              Rebecca M. Shanahan       2000
              Michael D. McCormick      2001
              Thomas J. Salentine       2001

c)       Other matters voted upon and the results of the voting were as follows:

         1) The shareholders voted 20,612,127 in the affirmative and 6,446 in the negative, with 9,242 abstentions and 0 broker non-votes, to appoint PricewaterhouseCoopers LLP as auditors of the Company for 1999.

         2) The shareholders voted 15,850,344 in the affirmative and 2,636,069 in the negative, with 73,181 abstentions and 2,068,221 broker non-votes, to approve the proposed amendment to the Company's 1997 Stock Option and Incentive Plan, which increases from 1,875,000 to 2,875,000 the number of shares of the Company's Class B Common Stock subject to issuance under the plan.

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

         On April 12, 1999, the Company completed an acquisition of the majority of the operating assets of Pharmacy Plus, Ltd., a specialty pharmacy in Philadelphia, Pennsylvania, that primarily provides injectable biopharmaceuticals. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Pharmacy Plus assets was approximately $3.5 million, which includes approximately $450,000 for inventory and fixed assets and results in approximately $3.1 million of goodwill. No indebtedness was assumed. The results of operations of Pharmacy Plus would not have been material to the results of the Company for the periods presented.


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


August 10, 1999                      PRIORITY HEALTHCARE CORPORATION


                                     BY:  /s/ DONALD J. PERFETTO
                                          ---------------------------------
                                          Donald J. Perfetto
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer and Duly
                                          Authorized Officer)