Form 10-Q
period 1999-09-30
PRIORITY HEALTHCARE CORP
filed 1999-11-10
CIK 1037975

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

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

As of October 12, 1999, the number of shares outstanding of each of the issuer's classes of common stock were as follows:

                        Class A Common Stock - 5,498,830

                        Class B Common Stock - 16,373,479

                         PART 1 - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS.


                         PRIORITY HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                        NINE-MONTH PERIOD ENDED           THREE-MONTH PERIOD ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                          1999             1998              1999             1998
                                                   ---------------------------------------------------------------
Net sales                                             $300,320         $193,776          $115,117          $71,723
Cost of products sold                                  263,249          171,977           100,923           63,670
                                                      --------         --------          --------          -------
Gross profit                                            37,071           21,799            14,194            8,053

Selling, general and administrative expense             14,930            9,887             5,692            3,672
Depreciation and amortization                              947              933               333              311
                                                      --------         --------          --------          -------
Earnings from operations                                21,194           10,979             8,169            4,070

Interest income, net                                     2,133              640             1,519              334
                                                      --------         --------          --------          -------
Earnings before income taxes                            23,327           11,619             9,688            4,404

Provision for income taxes                               9,261            4,619             3,846            1,751
                                                      --------         --------          --------          -------

Net earnings                                          $ 14,066         $  7,000          $  5,842          $ 2,653
                                                      ========         ========          ========          =======

Earnings per share:
   Basic                                                  $.70             $.37              $.27             $.14
   Diluted                                                $.68             $.37              $.26             $.14
Weighted average shares outstanding:
   Basic                                            20,044,558       18,772,812        21,811,719       18,772,812
   Diluted                                          20,600,894       18,868,414        22,444,948       18,897,654


         (See accompanying notes to consolidated financial statements.)

                         PRIORITY HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                                    (UNAUDITED)
                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                           1999              1998
                                                                             ------------------------------------
ASSETS:
Current assets:
     Cash and cash equivalents                                                         $ 38,631          $      2
     Marketable securities                                                               64,574                --
     Accounts receivable, less allowance for doubtful accounts of
       $1,163 and $778, respectively                                                     76,650            56,825
     Receivable from BWI                                                                 12,940            16,517
     Finished goods inventory                                                            24,105            24,387
     Deferred income taxes                                                                1,214             1,145
     Other current assets                                                                   316               284
                                                                                       --------          --------
                                                                                        218,430            99,160
                                                                                       --------          --------
Fixed assets, at cost                                                                     4,145             3,279
     Less: accumulated depreciation                                                       1,882             1,459
                                                                                       --------          --------
                                                                                          2,263             1,820
                                                                                       --------          --------
Intangibles, net                                                                          9,985             6,539
                                                                                       --------          --------

               Total assets                                                            $230,678          $107,519
                                                                                       ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable                                                                  $ 47,248          $ 33,857
     Other current liabilities                                                            8,039             3,428
                                                                                       --------          --------
                                                                                         55,287            37,285
                                                                                       --------          --------
Deferred income taxes                                                                       216               193
                                                                                       --------          --------
Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, none
       issued and outstanding                                                                --                --
     Common stock
         Class A, $0.01 par value, 15,000,000 shares authorized, (and split
           adjusted) 5,622,676 and 15,321,429 issued and outstanding, respectively           56               153
         Class B, $0.01 par value, 40,000,000 shares authorized, (and split
           adjusted) 16,249,633 and 3,452,214 issued and outstanding, respectively          163                35
         Additional paid in capital                                                     150,937            52,859
         Retained earnings                                                               31,060            16,994
                                                                                       --------          --------
                                                                                        182,216            70,041
         Less: Common stock in treasury (at cost), 284,290 shares in 1999
                 and none in 1998                                                         7,041                --
                                                                                       --------          --------

               Total shareholders' equity                                               175,175            70,041
                                                                                       --------          --------
Commitments and contingencies                                                                --                --
                                                                                       --------          --------

               Total liabilities and shareholders' equity                              $230,678          $107,519
                                                                                       ========          ========


         (See accompanying notes to consolidated financial statements.)

                         PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                                                       NINE-MONTH PERIOD ENDED
                                                                                             SEPTEMBER 30,
                                                                                         1999             1998
                                                                                  ----------------------------
Cash flow from operating activities:
     Net income                                                                      $ 14,066         $  7,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                                        947              933
     Loss on disposal of fixed assets                                                      25               --
     Deferred income taxes                                                                (46)              --
Change in assets and liabilities, net of acquisitions:
     Accounts receivable                                                              (19,701)          (5,597)
     Finished goods inventory                                                             811            4,836
     Trade accounts payable                                                            13,295            7,637
     Other current assets and liabilities                                               4,579              314
                                                                                     --------         --------
          Net cash provided by operating activities                                    13,976           15,123
                                                                                     --------         --------
Cash flow from investing activities:
     Purchase of marketable securities                                                (64,574)              --
     Purchase of fixed assets                                                            (882)            (624)
     Acquisition of businesses                                                         (4,536)              --
                                                                                     --------         --------
          Net cash used by investing activities                                       (69,992)            (624)
                                                                                     --------         --------
Cash flow from financing activities:
     Net change in amounts due to/from BWI                                              3,577          (15,075)
     Repayment of subordinated note payable to BWI                                         --           (6,000)
     Proceeds from stock option exercises and related tax benefit                       2,036               --
     Net proceeds from secondary stock offering                                        96,073               --
     Payment for purchase of treasury stock                                            (7,041)              --
     Payments on long-term obligations                                                     --             (272)
                                                                                     --------         --------
          Net cash provided (used) by financing activities                             94,645          (21,347)
                                                                                     --------         --------
Net increase (decrease) in cash                                                        38,629           (6,848)
Cash and cash equivalents at beginning of period                                            2            9,484
                                                                                     --------         --------
Cash and cash equivalents at end of period                                           $ 38,631         $  2,636
                                                                                     ========         ========

Supplemental cash flow information:
     Interest paid                                                                   $     --         $    351
     Income taxes paid                                                               $  5,385         $  4,619


         (See accompanying notes to consolidated financial statements.)

                         PRIORITY HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three and nine month periods ended September 30, 1999 and 1998 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

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

3. A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the three and nine month periods ended September 30, 1999 and 1998:

     (In Thousands)                                               1999     1998
                                                                  ----     ----
     Nine-month period ended September 30:

     Weighted average number of Class A and Class B
         Common shares outstanding used as the denominator
         in the basic earnings per share calculation            20,045   18,773

     Additional shares assuming exercise of dilutive
         stock options                                             556       95
                                                                ------   ------
     Weighted average number of Class A and Class B
         Common and equivalent shares used as the denominator
         in the diluted earnings per share calculation          20,601   18,868
                                                                ======   ======

     Three-month period ended September 30:

     Weighted average number of Class A and Class B
         Common shares outstanding used as the denominator
         in the basic earnings per share calculation            21,812   18,773

     Additional shares assuming exercise of dilutive
         stock options                                             633      125
                                                                ------   ------
     Weighted average number of Class A and Class B
         Common and equivalent shares used as the denominator
         in the diluted earnings per share calculation          22,445   18,898
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

     On September 2, 1999, the Company completed an acquisition of the majority of the operating assets of Monitors Unlimited, Inc., a distributor in the oral surgery market. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Monitors Unlimited assets was approximately $1.0 million, which included approximately $245,000 for inventory and accounts receivable, approximately $95,000 in assumed accounts payable debt, and resulted in approximately $850,000 of goodwill. Additionally, contingent on related sales volume during the third quarter of 2000, up to $200,000 of the Company's Class B Common Stock may be payable to the sellers of Monitors Unlimited. The stock is now being held in escrow. The results of operations of Monitors Unlimited would not have been material to the results of the Company for the periods presented in these financial statements.

5. In June and July of 1999, the Company sold an aggregate of 2,990,000 shares of Class B Common Stock in a secondary public offering (the "Offering") for $32.30 per share after underwriting discount but before expenses of the Offering. The net proceeds of approximately $96.1 million are being used for working capital and general corporate purposes, including potential acquisitions.

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

     At September 30, 1999 all of the Company's investments in marketable securities were investment-grade government and corporate debt instruments. These investments had a fair value of approximately $98.4 million (which includes approximately $33.9 million classified as cash equivalents), which approximates their amortized cost. There were no unrealized holding gains or losses at September 30, 1999 and all investments mature within one year from that date. No investments were disposed of during the three or nine month periods ended September 30, 1999 and there were no realized gains or losses recorded in earnings for those periods. The Company had no investment in marketable securities at December 31, 1998.

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

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles, Ltd., Inc. ("Charise Charles") are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations. As of September 30, 1999, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

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

     Results of Operations.

     The following table sets forth for the periods indicated, the percentages of total revenues represented by the respective financial items:

                                                           NINE-MONTH       THREE-MONTH
                                                          PERIOD ENDED      PERIOD ENDED
                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                                          1999     1998     1999     1998
                                                       -----------------------------------
         Net sales                                       100.0%   100.0%   100.0%   100.0%
         Cost of products sold                            87.7     88.8     87.7     88.8
                                                         -----    -----    -----    -----
         Gross profit                                     12.3     11.2     12.3     11.2

         Selling, general and administrative expense       5.0      5.1      4.9      5.1
         Depreciation and amortization                      .3       .5       .3       .4
                                                         -----    -----    -----    -----
         Earnings from operations                          7.1      5.7      7.1      5.7

         Interest income, net                               .7       .3      1.3       .5
                                                         -----    -----    -----    -----
         Earnings before income taxes                      7.8      6.0      8.4      6.1

         Provision for income taxes                        3.1      2.4      3.3      2.4
                                                         -----    -----    -----    -----

         Net earnings                                      4.7%     3.6%     5.1%     3.7%
                                                         =====    =====    =====    =====


     Net sales increased to $300.3 million in the first nine months of 1999 from $193.8 million in the first nine months of 1998, an increase of 55%. Net sales increased to $115.1 million in the three months ended September 30, 1999, from $71.7 million in the three months ended September 30, 1998, an increase of 61%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisition of Pharmacy Plus, Ltd. and inflationary price increases.

     Gross profit increased to $37.1 million in the first nine months of 1999 from $21.8 million in the first nine months of 1998, an increase of 70%. Gross profit as a percentage of net sales increased in the first nine months of 1999 to 12.3% from 11.2% in the first nine months of 1998. Gross profit increased to $14.2 million in the three months ended September 30, 1999, from $8.1 million in the three months ended September 30, 1998, an increase of 76%. Gross profit as a percentage of net sales increased in the three months ended September 30, 1999, to 12.3% from 11.2% in the three months ended September 30, 1998. The increase in gross profit reflected increased sales by both Priority Healthcare Pharmacy and Priority Healthcare Distribution and the acquisition of Pharmacy Plus. The increase in gross profit as a percentage of net sales was primarily attributed to the change in sales mix, as Priority Healthcare Pharmacy experienced increased sales, which generate higher gross margins than Priority Healthcare Distribution sales. Competition continues to exert pressure on margins, particularly those of Priority Healthcare Distribution.

     Selling, general and administrative ("SGA") expense increased to $14.9 million in the first nine months of 1999 from $9.9 million in the first nine months of 1998, an increase of 51%. SGA expense as a percentage of net sales decreased to 5.0% in the first nine months of 1999 from 5.1% in the first nine months of 1998. SGA expense increased to $5.7 million in the three months ended September 30, 1999, from $3.7 million in the three months ended September 30, 1998, an increase of 55%. SGA expense as a percentage of net sales decreased to 4.9% in the three months ended September 30, 1999 from 5.1% in the three months ended September 30, 1998. The increases in SGA expense reflected the growth in our business and the acquisition of Pharmacy Plus. The decreases in SGA expense as a percentage of net sales resulted from the spreading of fixed costs over a larger sales base. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

     Depreciation and amortization ("D&A") increased to $947,000 in the first nine months of 1999 from $933,000 in the first nine months of 1998, an increase of 1.5%. D&A increased to $333,000 in the three months ended September 30, 1999, from $311,000 in the three months ended September 30, 1998, an increase of 7.1%. The increases in D&A were primarily the result of depreciation of new equipment, particularly management information systems, offset, in part, by a decrease in amortization of intangible assets that became fully amortized.

     Interest income, net, increased to $2.1 million in the first nine months of 1999 from $640,000 in the first nine months of 1998. Interest income, net, increased to $1.5 million in the three months ended September 30, 1999 from $334,000 in the three months ended September 30, 1998. In the first nine months of 1999, interest income of $1.6 million was primarily related to amounts earned by investing excess cash and funds received from the June and July 1999 secondary public offering of our Class B Common Stock (the "Secondary Offering") in overnight repurchase agreements with major financial institutions and in marketable securities, and interest income of $544,000 was related to loaning funds to Bindley Western Industries, Inc. ("BWI"). In the three months ended September 30, 1999, interest income of $1.4 million was primarily related to amounts earned by investing excess cash and funds received from the Secondary Offering in overnight repurchase agreements with major financial institutions and in marketable securities, and interest income of $167,000 was related to loaning funds to BWI. In the first nine months of 1998, interest income of $276,000 and $716,000 were primarily related to amounts earned by investing funds received from the October 1997 initial public offering of our Class B Common Stock (the "IPO") in overnight repurchase agreements with a major financial institution and loaning funds to BWI, respectively. In the three months ended September 30, 1998 interest income of $90,000 and $360,000 were primarily related to amounts earned by investing funds received from the IPO in overnight repurchase agreements with a major financial institution and loaning funds to BWI, respectively. This interest income was partially offset by interest expense of $326,000 in the first nine months of 1998 and $108,000 in the three months ended September 30, 1998 for interest due on the subordinated note issued to BWI on March 31, 1997. The subordinated note issued to BWI was paid on September 30, 1998. The interest income on the loans to BWI was calculated by applying BWI's average incremental borrowing rate to the average outstanding balances. The average outstanding loans to BWI were $13.2 million in the first nine months of 1999 and $14.9 million in the first nine months of 1998. The average outstanding loans to BWI were $12.9 million in the three months ended September 30, 1999 and $22.5 million in the three months ended September 30, 1998. BWI's average incremental borrowing rate was 5.2% in the first nine months of 1999 and 6.4% in the first nine months of 1998. BWI's average incremental borrowing rate was 5.1% in the three months ended September 30, 1999 and 6.4% in the three months ended September 30, 1998.

     Through December 31, 1998, we participated in the consolidated federal and state income tax returns filed by BWI. BWI charged federal and state income tax expense to us as if we filed our own separate federal and state income tax returns. The provision for income taxes represented 39.7% of earnings before income taxes for the first nine months of 1999 and 1998 and the three months ended September 30, 1999 and 1998.

     Liquidity - Capital Resources.

     Net cash provided by operating activities. Our operations generated $14.0 million in cash during the first nine months of 1999. Accounts receivable, net of acquisitions, increased $19.7 million during the first nine months of 1999, primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Inventory, net of acquisitions, decreased $811,000 during the first nine months of 1999, primarily due to management monitoring the inventory levels. Trade accounts payable, net of acquisitions, increased $13.3 million and partially reduced the cash required to support the increase in accounts receivable. This increase was attributable to the timing of payments and the credit terms negotiated with vendors. Other current assets and liabilities increased $4.6 million primarily due to the increase in income taxes payable. Depreciation and amortization totaled $947,000 during the first nine months of 1999.

     Net cash used by investing activities. We purchased $64.6 million of marketable securities with a portion of the funds received from the Secondary Offering. Effective April 12, 1999, we acquired the majority of the operating assets of Pharmacy Plus, Ltd., a specialty pharmacy in Philadelphia, Pennsylvania, for $3.5 million and effective September 2, 1999, we acquired the majority of the operating assets of Monitors Unlimited, Inc., a distributor in the oral surgery market, for $1.0 million. Capital expenditures during the first nine months of 1999 totaled $882,000. We expect that capital expenditures during the last three months of 1999 will be approximately $450,000 and during 2000 will be approximately $1.0 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software, telecommunications equipment, and furniture and equipment for a new corporate facility. We expect to complete the move to our new corporate facility in November of 1999.

     Net cash provided by financing activities. In June and July 1999 we received $96.1 million from our Secondary Offering. We have also advanced excess cash to BWI on an interest-bearing basis under the terms of a $25.0 million Revolving Credit Promissory Note which is effective through December 31, 1999, at which time all outstanding amounts are due in full. During the first nine months of 1999, our receivable from BWI decreased by $3.6 million. During the first nine months of 1999, we also received proceeds of $2.0 million, including the income tax benefit, from stock option exercises. During the first nine months of 1999, we also purchased treasury stock for $7.0 million.

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

     Since December 31, 1996, we have replaced all of our hardware and software systems for reasons other than year 2000 compliance; we have spent approximately $990,000 for these systems. The hardware systems have been successfully tested for year 2000 compliance. In May 1998, we initiated the process of preparing our software applications to make them year 2000 compliant. Two of the three main software packages that we use were tested for year 2000 compliance during 1998 and the third software package was upgraded and tested during 1999. We believe these software systems are now year 2000 compliant. The total costs relating to the upgrade of our software programs was approximately $75,000. Funds for these payments were generated from operations. In addition, we have upgraded and tested the recently acquired software and hardware systems of Pharmacy Plus. We believe the systems are now year 2000 compliant. The total costs relating to the upgrade was approximately $15,000.

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

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     One area of exposure to market risk as it relates to future earnings consists of changes in interest rates on our loans to BWI. Our interest income on these loans is determined based on BWI's average incremental borrowing rate (a variable rate) with its third-party lender. A decrease in interest rates would adversely affect our operating results and cash flow available to fund operations and expansion. Based on the average loan balance for the first nine months of 1999, a decrease of 10% in BWI's average incremental borrowing rate would result in an approximately $69,000 annual decrease in interest income. Conversely, a 10% increase in BWI's average incremental borrowing rate would result in an approximately $69,000 annual increase in interest income.

     At September 30, 1999 our exposure to market risk also includes exposure to a decline in the market value of our investments in marketable debt securities as a result of potential changes in interest rates. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates on securities included in our portfolio, and given the short term maturities of all of our investments in interest-sensitive securities, this hypothetical fair value was not materially different from the period end carrying value.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The information set forth in Note 7 to the Notes to Consolidated Financial Statements (unaudited) set forth elsewhere in this Report is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d)  Use of Proceeds

     The Company's Registration Statement on Form S-1 (File No. 333-34463) was declared effective on October 23, 1997. There has been no change in the Use of Proceeds since that reported in the Company's Form 10-Q for the quarter ended June 30, 1999.

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


November 10, 1999                       PRIORITY HEALTHCARE CORPORATION


                                        BY:   /s/ Donald J. Perfetto
                                             ----------------------------
                                             Donald J. Perfetto
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer and
                                             Duly Authorized Officer)














14