Form 10-K
period 1999-12-31
PRIORITY HEALTHCARE CORP
filed 2000-03-16
CIK 1037975

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                 For the fiscal year ended DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number 000-23249

                         PRIORITY HEALTHCARE CORPORATION
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         INDIANA                                          35-1927379
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    250 TECHNOLOGY PARK, SUITE 124
         LAKE MARY, FLORIDA                                  32746
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (407) 804-6700

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $.01 PAR VALUE
                      CLASS B COMMON STOCK, $.01 PAR VALUE
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                  $769,757,812
Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock on March 3, 2000 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                    4,870,708
Number of shares of Class A Common Stock, $.01 par value, outstanding at March 3, 2000.

                                   17,175,754
Number of shares of Class B Common Stock, $.01 par value, outstanding at March 3, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:

                                                   PART OF FORM 10-K INTO WHICH
           IDENTITY OF DOCUMENT                      DOCUMENT IS INCORPORATED
 Definitive Proxy Statement for the Annual                  PART III
          Meeting of Shareholders
          to be held May 15, 2000

                         PRIORITY HEALTHCARE CORPORATION
                               Lake Mary, Florida

               Annual Report to Securities and Exchange Commission
                                December 31, 1999

                                     PART I

ITEM 1.  BUSINESS.

BACKGROUND

         Priority Healthcare Corporation ("Priority" or the "Company") was formed by Bindley Western Industries, Inc. ("BWI") on June 23, 1994 as an Indiana corporation to focus on the distribution of products and provision of services to the alternate site segment of the healthcare industry. The Company conducts the business activities of alternate site healthcare companies acquired by BWI or the Company in seven transactions since February 1993. The principal executive offices of the Company are located at 250 Technology Park, Suite 124, Lake Mary, Florida 32746 and its telephone number at that address is (407) 804-6700. On October 29, 1997, the Company consummated an initial public offering of its Class B Common Stock (the "IPO"). On December 31, 1998, BWI distributed to its common shareholders all of the 15,321,429 shares of the Company's Class A Common Stock then owned by BWI in a spin-off transaction and BWI no longer has any ownership interest in the Company. Unless otherwise indicated, "Priority" and the "Company" refer to Priority Healthcare Corporation and its subsidiaries, and "BWI" refers to Bindley Western Industries, Inc. and its subsidiaries other than the Company.

ACQUISITION HISTORY

         Effective as of February 28, 1993, BWI acquired substantially all of the assets of Charise Charles, Ltd., Inc. ("Charise Charles"), a specialty wholesale distributor of oncology and renal care biopharmaceuticals located in Altamonte Springs, Florida. On October 6, 1993, BWI acquired substantially all of the assets of PRN Medical, Inc. ("PRN"), a specialty wholesale distributor of renal care supplies and dialysis equipment located in Orlando, Florida. In August 1994, PRN was combined with Charise Charles as part of the formation of the Company. On October 31, 1994, the Company acquired the stock of 3C Medical, Inc. ("3C"), a specialty distributor of acute dialysis products located in Santa Ana, California. Effective January 1, 1995, the Company acquired all of the outstanding stock of IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc., three related companies located in Altamonte Springs, Florida that provided specialty pharmacy and other related healthcare services. On August 6, 1997, the Company acquired substantially all of the assets of Grove Way Pharmacy, Inc. ("Grove Way Pharmacy"), a specialty distributor of vaccines located in Castro Valley, California. On April 12, 1999, the Company acquired substantially all of the assets of Pharmacy Plus, Ltd. ("Pharmacy Plus"), a specialty pharmacy located in Philadelphia, Pennsylvania. On September 2, 1999, the Company acquired substantially all of the assets of Monitors Unlimited, Inc. ("Monitors Unlimited"), a distributor in the oral surgery market located in Miamisburg, Ohio.

         The operations of Charise Charles, PRN, 3C, Grove Way Pharmacy and Monitors Unlimited are now included in the Company's Priority Healthcare Distribution division. Effective December 31, 1998, IV-One Services, Inc. and National Pharmacy Providers, Inc. were merged into IV-1, Inc. and the name of the corporation was changed to Priority Healthcare Pharmacy, Inc. The operations of Pharmacy Plus are now included in the Company's Priority Healthcare Pharmacy division.

GENERAL

         Priority is a national distributor of specialty pharmaceuticals and related medical supplies to the alternate site healthcare market and is a provider of patient-specific, self-injectable biopharmaceuticals and disease treatment programs to individuals with chronic diseases. Through Priority Healthcare Distribution, the Company sells over 3,500 SKUs of specialty pharmaceuticals and medical supplies to outpatient renal care centers and office-based physicians in oncology and other physician specialty markets. Priority Healthcare Distribution offers value-added services to meet the specific needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures, offering automated order entry services and offering customized distribution for group accounts. From distribution centers in Tustin, California and Grove City, Ohio, Priority Healthcare Distribution services over 2,500 customers in all 50 states and Puerto Rico, including approximately 600 office-based oncologists and 800 renal dialysis clinics.

         Through Priority Healthcare Pharmacy, the Company fills individual patient prescriptions for self-injectable biopharmaceuticals. These patient-specific prescriptions are filled at the licensed pharmacies in Lake Mary, Florida and Philadelphia, Pennsylvania and are shipped directly to the patient overnight in specialized packages. Priority Healthcare Pharmacy also provides disease treatment programs for hepatitis, cancer, human growth deficiency, rheumatoid arthritis, Crohn's disease, respiratory syncytial virus
(RSV), infertility, the complications of HIV and others.

         Priority's net sales have increased from $107.4 million in 1994 to $427.9 million in 1999. In the same period, operating income has increased from $2.3 million in 1994 to $30.1 million in 1999. The Company's objective is to continue to grow rapidly and enhance its market position as a leading healthcare company by capitalizing on its business strengths and pursuing the following strategy: (i) continue to focus on and further penetrate the alternate site market; (ii) enter new markets by distributing new product categories and patient-specific biopharmaceuticals; (iii) accelerate growth of its higher margin, patient-specific pharmacy business by leveraging relationships with existing distribution customers; (iv) maintain intense cost control while investing in infrastructure; (v) pursue acquisitions to complement existing product offerings and further penetrate markets; and (vi) continue to develop physician and patient networks that enhance Priority's alliance capabilities with manufacturers.

INDUSTRY AND MARKET OVERVIEW

         Priority sells the majority of its products and services into large and growing markets--oncology, gastroenterology, rheumatology and chronic renal dialysis. The Company also operates in certain segments of the vaccine, oral surgery and other chronic disease markets. The common characteristics of these markets are that most products are administered in an alternate site setting by physicians or the patients themselves and require specialized shipping and support services.

         INDUSTRY OVERVIEW. The alternate site supply market is fragmented with many public and private companies focusing on different product or customer niches. Few companies offer a wide range of pharmaceuticals and related supplies targeted to multiple customer groups, specifically office-based physicians and patients self-injecting at home. Historically, cancer therapy, renal dialysis and most other treatments for chronic and life-threatening medical conditions were administered almost exclusively in a hospital inpatient setting. During the 1990s, the frequency with which these treatments have been administered outside the hospital has increased dramatically in response to cost containment efforts and the introduction of new biopharmaceutical products, such as interferon, ribavirin-Intron A combination therapy ("Rebetron"), erythropoietin ("EPO") and cancer drugs.

         The service needs of office-based physicians and patients self-injecting at home differ markedly from those of the hospital market, creating logistical challenges and increasing administrative costs for those offices. Office-based physicians and clinics generally order relatively small quantities of drugs at irregular intervals and do not have inventory management systems or sufficient pharmacy staffing. Challenges facing these caregivers include providing necessary administrative and financial resources, managing relationships with multiple suppliers, managing inventories, billing patients and third-party payors, and monitoring new clinical developments. The Company believes that the shift from hospital-based to office-based or home-based care delivery has created a significant opportunity, particularly in the oncology, gastroenterology, rheumatology, pediatric, endocrinology, infertility, renal dialysis, vaccine, oral surgery and homecare markets. The Company is focused primarily on the oncology, renal dialysis, vaccine and gastroenterology markets, but is developing its business in the other growing markets.

         ONCOLOGY. Cancer continues to grow in the United States. According to American Health Consultants, Inc. more than 1.2 million cases of cancer will be diagnosed in the United States in 2000. The principal treatments for cancer are surgery and a regimen of pharmaceutical treatments. Surgery typically involves hospitalization, but radiation and chemotherapy are increasingly being delivered in alternate site settings such as the physician office and the home. According to USA Today, cancer drugs generate in excess of $6 billion per year in sales worldwide, which is predicted to grow to $62.7 billion by the year 2030.

         According to SunTrust Equitable Securities Research, the National Institutes of Health ("NIH") stated that direct medical spending on oncology services reached approximately $37 billion in 1998, and it should continue to grow at 8-10% annually over the next several years. The Company believes that the office-based segment of the cancer pharmaceutical market represents approximately 25% of such market and has been growing faster than the cancer pharmaceutical market. Growth in the cancer pharmaceutical market is expected to be driven by the continued introduction of new pharmaceuticals and increases in the incidence of cancer. Of 350 biotechnology medicines currently in development, nearly one half are cancer related, according to a 1998 survey conducted by Pharmaceutical Research and Manufacturers of America ("PhRMA"). In addition, the overall incidence of cancer is expected to increase as the average age of the U.S. population continues to increase. According to the NIH, over 50% of all cancers are diagnosed in people age 65 or over.

         RENAL DIALYSIS. End stage renal disease ("ESRD") is characterized by the irreversible loss of kidney function and requires kidney transplantation or routine dialysis treatment (either periodialysis or hemodialysis), which involves removing waste products and excess fluids from the blood. According to the Health Care Financing Administration ("HCFA"), as of December 31, 1997, over 85% of dialysis patients were receiving hemodialysis in outpatient treatment centers. Hemodialysis typically utilizes various specialty pharmaceuticals and related medical supplies as part of the treatment. Hemodialysis treatments usually last three hours and are performed three times a week at over 3,000 outpatient facilities in the United States. According to HCFA, ESRD enrollment was 230,190 as of December 31, 1997 and is growing by approximately 6% per year. The medication most frequently prescribed to hemodialysis patients is EPO, which stimulates the production of red blood cells, as well as Calcijex (calcium), INFeD (iron), hepatitis vaccine and other nutrient compounds. The Company estimates that the United States market for EPO alone easily exceeds $1 billion.

         VACCINE MARKET. The worldwide vaccine market exceeded $3 billion in 1997, and is expected to grow to $7 billion by 2001, according to SmithKline Beecham, one of the leading vaccine manufacturers. The Company estimates that pediatric vaccines represent 40% of the world market, and hepatitis vaccines represent over 20% of the world market.

         Growth in the vaccine market is expected to be driven by the growth of combination pediatric vaccines, travelers' vaccines, vaccines for adolescent protection, vaccines for the elderly and vaccines to treat chronic infectious disease and cancer. According to the 1998 PhRMA survey, 77 vaccines are currently in development.

         GASTROENTEROLOGY. Priority operates in the gastroenterology market, principally through the sale of interferon and Rebetron for the treatment of hepatitis C. NIH estimates that more than four million Americans are infected with hepatitis C and that approximately 30,000 new acute hepatitis C infections occur each year. According to NIH, the incidence of hepatitis C infection appears to be declining from its peak in 1989. However, because only 25% to 30% of new hepatitis C infections are currently diagnosed, as estimated by NIH, the Company believes the treated portion of this population is likely to increase as awareness of hepatitis disease management programs increases. According to NIH, hepatitis C is responsible for 8,000 to 10,000 deaths annually and is currently the leading reason for liver transplantation in the United States.

BUSINESS STRENGTHS

         Priority believes the following represent the Company's business strengths and have been the principal factors in the Company's business success to date.

         KNOWLEDGEABLE SALES, MARKETING AND SUPPORT STAFF. The Company has a well-trained, knowledgeable telemarketing and sales support staff of approximately 70 full-time associates. The Company's sales support staff and telemarketers are most experienced in the areas of oncology, gastroenterology, rheumatology, renal care, vaccines and oral surgery. Priority holds frequent meetings and training sessions with its suppliers to enable the sales and support staff to be well-informed about current and new biopharmaceuticals. The sales and support staff provides not only superior and knowledgeable customer service, but also promotes the sale of new products.

         CLINICAL EXPERTISE. The Company provides disease treatment programs to patients and physicians through its highly trained clinical staff of pharmacists, nurses and patient care coordinators. These personnel are available for ongoing consultation with the patient and the dispensing physician regarding the patient's therapy and progress seven days a week, 24 hours a day. In order to serve the specific needs of its customers, Priority operates a licensed pharmacy which has been accredited with commendation by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO").

         BROAD PRODUCT OFFERINGS TO TARGETED MARKETS. Priority sells over 3,500 SKUs of pharmaceuticals and medical supplies which enable the Company to provide "one-stop shopping" to its customers. Priority targets its selling efforts of this broad range of products and services to customers in alternate site settings, such as physicians' offices, renal dialysis clinics and patients self-injecting at home. The Company continually evaluates new products that it can add to its offerings to continue to meet the needs of these specialized markets.

         COMMITMENT TO CUSTOMER SERVICE. The Company is committed to providing superior customer service that includes shipping products ordered before 6 p.m. for delivery the next day and filling 99% of its orders within one day of being ordered. Priority's software enables its salespeople to quickly determine product availability, pricing, customer order history and billing information. In addition, Priority Healthcare Pharmacy provides patient education, counseling and follow-up with 24-hour on-call nurses to assist its patients in better understanding and complying with their treatments.

         EFFICIENT INFRASTRUCTURE. Priority has focused considerable time and expense on building an infrastructure, including computer systems and training, that would enable the Company to operate efficiently and manage rapid growth. Management also focuses on tightly controlling expenses and is constantly re-evaluating the efficiency of its operations, including purchasing and distribution.

GROWTH STRATEGY

         The Company's objective is to continue to grow rapidly and enhance its market position as a leading specialty distributor and specialty pharmacy provider by capitalizing on its business strengths and pursuing the following strategy.

         CONTINUE TO FOCUS ON AND FURTHER PENETRATE THE ALTERNATE SITE MARKET. By focusing on the alternate site market, the Company has targeted growth segments of the health care industry. The Company intends to increase its alternate site market presence by expanding its product and service offerings, increasing its sales and marketing personnel and focusing on group accounts.

         ENTER NEW MARKETS BY DISTRIBUTING NEW PRODUCT CATEGORIES AND PATIENT-SPECIFIC BIOPHARMACEUTICALS. By targeting chronic disease therapies that require patient-specific, self-injectable biopharmaceuticals, the Company continues to expand its markets. An example is the Uniprost therapy for patients suffering from pulmonary hypertension which was added through an agreement with United Therapeutics. This agreement is expected to have a significant positive impact on Priority's revenues beginning in 2001, assuming the Uniprost therapy is approved by the Food and Drug Administration.

         ACCELERATE GROWTH OF ITS HIGHER MARGIN, PATIENT-SPECIFIC PHARMACY BUSINESS BY LEVERAGING RELATIONSHIPS WITH EXISTING DISTRIBUTION CUSTOMERS. The Company has over 2,500 customers, including physicians focusing on oncology, gastroenterology, rheumatoloy, pediatrics, renal care, vaccines and oral surgery. The Company believes that a number of physicians that order pharmaceuticals and supplies from the Company also treat patients who require patient-specific, self-injectable biopharmaceuticals. The Company's information database identifies these cross-selling opportunities, and Priority believes it is well-positioned to capture incremental revenue from these customers. Priority also continues to expand its relationships with payers who often influence the decision on which pharmacy service provider to use.

         MAINTAIN INTENSE COST CONTROL WHILE INVESTING IN INFRASTRUCTURE. The Company's goal is to remain a low cost provider of specialty products and services yet increase the value-added services it provides to customers such as 24-hour on-call nurse support, internet community care neighborhood web sites, patient counseling and specialized shipping. The Company's selling, general and administrative expense was only 5.0% of revenues in 1999 even as the Company continued to invest in its infrastructure.

         PURSUE ACQUISITIONS TO COMPLEMENT EXISTING PRODUCT OFFERINGS OR FURTHER PENETRATE MARKETS. The Company believes that the highly fragmented specialty distribution and pharmacy industries afford it an opportunity to grow through selective acquisitions. By acquiring complementary businesses, the Company can increase its customer base, expand its product and geographic scope and leverage its existing infrastructure. The Pharmacy Plus and Monitors Unlimited acquisitions during 1999 are examples that fit this criteria.

         CONTINUE TO DEVELOP PHYSICIAN AND PATIENT NETWORKS THAT ENHANCE THE COMPANY'S ALLIANCE CAPABILITIES WITH MANUFACTURERS. The Company believes that with strong physician and patient networks the relationships with its manufacturers will be enhanced, thereby increasing the potential for alliances which could expand its products, service and geographic scope.

PRODUCTS AND SERVICES

         PRIORITY HEALTHCARE DISTRIBUTION. Priority Healthcare Distribution provides a broad range of services and supplies to meet the needs of the alternate site market, including the office-based oncology market, outpatient renal care market, other physician office specialty markets that are high users of vaccines and the oral surgery market. Priority Healthcare Distribution offers value-added services to meet the specialized needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures and offering automated order entry services and customized group account distribution. Priority Healthcare Distribution distributes its products from distribution centers in Tustin, California and Grove City, Ohio. The Company sells over 3,500 SKUs of pharmaceuticals such as EPO, Neupogen, Calcijex and INFeD and related medical supplies such as IV solutions, IV sets, gloves, needles, syringes and sharps containers. During 1999, approximately 18% of the Company's revenues were attributable to sales of EPO to the renal care market. EPO for the renal care market is available from only one manufacturer, Amgen. Priority Healthcare Distribution services over 2,500 customers located in all 50 states and Puerto Rico, including approximately 600 office-based oncologists and 800 renal dialysis clinics.

         Priority believes its knowledgeable salesforce provides a competitive advantage when selling into the alternate site market. Since a majority of customer orders are placed by telephone, the Company offers its customers a toll-free telephone number, fax line, electronic data interchange ("EDI") ordering capability and plans to offer internet ordering capabilities in the near future. Orders typically are received by the Company's telemarketing sales and service personnel who use PC-based computer systems to enter customer orders, and to access product information, product availability, pricing, promotions and the customer's buying history. As part of the Company's commitment to superior customer service, the Company offers its customers ease of order placement. Once an order is received, it is electronically sent to the appropriate distribution center where it is filled and shipped. The Company estimates that approximately 98% of all items are shipped without back ordering, and that 99% of all orders received before 6 p.m. are shipped on the same day that the order is received. See "--Sales and Marketing."

         PRIORITY HEALTHCARE PHARMACY. Priority Healthcare Pharmacy provides patient-specific, self-injectable biopharmaceuticals and related disease treatment programs to individuals with chronic diseases. In Lake Mary, Florida, and Philadelphia, Pennsylvania, Priority Healthcare Pharmacy fills patient-specific prescriptions and ships them via overnight delivery in special shipping containers to maintain appropriate temperatures. These services are provided in combination with the Company's disease treatment programs, through which the Company's pharmacist and nursing staff provide education, counseling and other services to patients. Priority Healthcare Pharmacy is a recognized national leader in the specialty pharmacy market, as reported by Goldman Sachs, which called Priority "the top choice in specialty pharmacy" in its January 20, 2000 research report on United States Healthcare Distribution.

         Priority Healthcare Pharmacy has traditionally provided disease treatment programs for hepatitis and cancer, with biopharmaceuticals that primarily consist of Interferon, a synthetic biopharmaceutical used to treat hepatitis B and C, Rebetron, an oral antiviral and a synthetic biopharmaceutical used to treat hepatitis C, Octreotide, a synthetic hormone used to treat diarrhea associated with intestinal peptide tumors, and Epoetin Alfa, a synthetic biopharmaceutical used to treat anemia. Priority Healthcare Pharmacy has added many more products, including Temodar, an oral chemotherapy used to treat Anaplastic astrocytoma (a brain malignancy), Thalomid, an oral product with antiangiogenesis properties and is used to treat a variety of cancers, Synagis, an injectable vaccine product used to treat RSV (Respiratory Syncytial Virus) in premature infants, Remicade, an intravenous product used to treat Crohn's Disease and rheumatoid arthritis patients, and Enbrel, an injectable product used to treat patients suffering from rheumatoid arthritis.

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

         In addition to outside selling efforts that focus on payers, the Company's telemarketing efforts focus on marketing to physician offices where new patient referrals occur. Upon referral, patients are contacted via telephone by the Company's intake nurses who explain the program and provide education on self-injection techniques, side effects and potential drug interactions. Following the initial prescription delivery, patients are contacted by patient care coordinators who assess patient compliance and progress, inquire regarding any potential side effects, arrange the next scheduled prescription delivery, verify the shipping address, listen to patient concerns and direct questions to the Company's clinical staff. The Company's pharmacists and registered nurses are available for ongoing consultation with the patient and the dispensing physician regarding the patient's therapy and progress seven days a week, 24 hours a day.

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

SALES AND MARKETING

         The Company employs approximately 70 full-time telemarketing and sales support staff personnel. The Company strives to generate new customers and solidify existing customer relationships through frequent direct marketing contact that emphasizes the Company's broad product lines in specialty markets, competitive prices, responsive service and ease of order placement. The Company telemarkets to oncology clinics, physician offices and dialysis centers. The Company targets larger customers with customized approaches developed by management and its key account team. The Company also links the Priority Healthcare Distribution and Priority Healthcare Pharmacy databases to facilitate cross-selling efforts between the two divisions. The Company believes that there is a significant opportunity to provide its specialty pharmacy services to patients of physicians that currently order pharmaceuticals and supplies from Priority Healthcare Distribution.

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

CUSTOMERS

         Priority Healthcare Distribution serves over 2,500 customers located in all 50 states and Puerto Rico, including approximately 600 office-based oncologists and 800 renal dialysis clinics.

         During 1999, the Company's largest 20 customers accounted for approximately 26% of the Company's revenues and one customer, Everest Healthcare Services Corporation, accounted for approximately 10% of the Company's revenues. Significant declines in the level of purchases by one or more of the Company's largest customers could have a material adverse effect on the Company's business and results of operations. As is customary in its industry, the Company generally does not have long-term contracts with its customers. Management believes that the retention rate for the Company's customers is very favorable. An adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on the Company.

PURCHASING

         Management believes that effective purchasing is key to both profitability and maintaining market share. In 1997, 1998 and 1999, the Company's single largest supplier, Amgen, accounted for approximately 40%, 32% and 21%, respectively, of the Company's revenues. The Company continually evaluates its purchase requirements and likely increases in manufacturer prices in order to obtain products at the most advantageous cost. It has negotiated several partnership relationships with manufacturers that offer favorable pricing, volume-based incentives and opportunities to reduce supply chain costs for both parties.

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

         On November 14, 1995, an investigator for the FDA, accompanied by an inspector from the State of Florida Board of Pharmacy, inspected the Company's pharmacy in Florida. At the end of the inspection, the FDA investigator issued an FDA Form-483, which is the form used by FDA investigators to identify any observed or suspected noncompliance with the laws administered by the agency. The FDA Form-483 identified the facility as a pharmacy/repackager and listed three observations related to certain requirements that the FDA typically imposes on manufacturers of sterile products. The Company advised the FDA in December 1995 that the Company believes it is not, within the statutory or regulatory meaning of these terms, a repackager or a manufacturer. A second inspection of the same facility occurred on June 26, 1997, in which the FDA investigator was again accompanied by

Florida pharmacy authorities. The FDA investigator issued a substantially identical FDA Form-483 at the end of that inspection. The Florida State Board of Pharmacy did not issue any deficiencies regarding the operations of this pharmacy in either of these inspections.

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

         In part to address concerns regarding the anti-kickback statute, the federal government has promulgated regulations that provide exceptions, or "safe harbors", for transactions that will be deemed not to violate the anti-kickback statute. In November, 1999, final regulations were adopted to clarify these safe harbors and to provide additional safe harbors. Although the Company believes that it is not in violation of the anti-kickback statute, its operations do not fit within any of the existing safe harbors. Until 1997, there were no procedures for obtaining binding interpretations or advisory opinions from the Health and Human Services Office of the Inspector General

("OIG") on the application of the federal anti-kickback statute to an arrangement or its qualification for a safe harbor upon which the Company can rely. However, the Health Insurance Portability and Accountability Act of 1996 requires the Secretary of Health and Human Services to issue written advisory opinions regarding the applicability of certain aspects of the anti-kickback statute to specific arrangements or proposed arrangements. Advisory opinions are binding as to the Secretary and the party requesting the opinion.

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

         Since the mid-1990s, federal regulatory and law enforcement authorities have increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern the activities of many of the Company's customers. There can be no assurance that increased enforcement activities will not indirectly have a material adverse effect on the Company.

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

REIMBURSEMENT

         A substantial portion of the sales of Priority Healthcare Pharmacy is derived from third-party payors, including private insurers and managed care organizations such as HMOs and PPOs. Similar to other medical service providers, the Company experiences lengthy reimbursement collection periods as a result of third party payment procedures. Consequently, management of accounts receivable through effective patient registration, billing, collection and reimbursement procedures is critical to financial success.

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

         In 1999, the Company's revenues included no reimbursement from Medicare and Medicaid. Nevertheless, due to the reliance of office-based oncologists and renal dialysis clinics on Medicare and Medicaid reimbursement, changes in such governmental programs could have a material effect on the Company's financial condition and results of operations.

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

         Additionally, the Balanced Budget Act of 1997 (the "Budget Act"), which was enacted in August 1997, contained numerous provisions related to Medicare and Medicaid reimbursement. While very complicated, the general thrust of the provisions dealing with Medicare and Medicaid contained in the Budget Act is intended to significantly slow the growth in Medicare spending. The Budget Act contains changes to reimbursement rates for certain Medicare and Medicaid covered services, as well as certain limitations on the coverage of such services. Although the Company's revenues in 1999 included no reimbursement from Medicare and Medicaid, the Budget Act may affect the Company's suppliers and customers, which in turn could have an adverse effect on the Company.

         In addition, the Company expects that private payors will continue their efforts to contain or reduce healthcare costs through reductions in reimbursement rates or other cost-containment measures. The continuation of such efforts could have a material adverse effect on the Company's financial condition and results of operations.

EMPLOYEES

         At December 31, 1999, the Company had approximately 225 full-time equivalent employees. None of the Company's employees is currently represented by a labor union or other labor organization. Approximately 8% of the employees are pharmacists or nurses. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES.

         The Company's headquarters and a specialty pharmacy facility are located in Lake Mary, Florida, and consist of approximately 46,500 square feet of space leased through December 2004. Priority Healthcare Distribution has a 19,300 square foot distribution center in Tustin, California, which is leased through November 2000 and a 36,000 square foot distribution center in Grove City, Ohio, which is leased through July 2002. Priority Healthcare Distribution also has a 1,200 square foot sales office in San Ramon, California, which is leased through April 2001. Priority Healthcare Pharmacy has a 1,500 square foot specialty pharmacy and administrative office in Philadelphia, Pennsylvania, which is leased through April 2004.

         The Company's distribution centers have been constructed or adapted to the Company's specifications for climate control, alarm systems and, where required, segregated security areas for controlled substances.

         Overall, the Company believes that its facilities are suitable and adequate for its current needs, and for projected internal growth through at least 2001.

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

         The Company believes that the sellers of IV-1, IV-One Services and Charise Charles are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. As of December 31, 1999, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification to be submitted to the sellers. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

         The Company is also subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is expected to be material to the Company's results of operations, financial condition or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE COMPANY

           NAME               AGE                   POSITION
     ------------------       ---     ------------------------------------------
     William E. Bindley       59      Chairman of the Board

     Robert L. Myers          54      President, Chief Executive Officer and
                                      Director

     Steven D. Cosler         44      Executive Vice President and Chief
                                      Operating Officer and Director

     Donald J. Perfetto       53      Executive Vice President, Chief Financial
                                      Officer, Treasurer and Director

     Guy F. Bryant            41      Executive Vice President and Chief
                                      Marketing Officer

     Melissa E. McIntyre      39      Vice President--Clinical Services

     Barbara J. Luttrell      59      Vice President--Administration

     William M. Woodard       41      Vice President--Strategic Alliances

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

         STEVEN D. COSLER became Executive Vice President and Chief Operating Officer in January 2000. From August 1997 to January 2000 he was Executive Vice President--Priority Pharmacy Services. Prior to that time and since July 1996, he was Senior Vice President and General Manager of Priority Healthcare Services Corporation, a subsidiary of BWI. From April 1992 to October 1995, he was senior vice president of Coresource, a managed care and third party administrator. From November 1995 to June 1996, Mr. Cosler performed independent consulting services. Mr. Cosler has served as a director of the Company since February 2000.

         DONALD J. PERFETTO became Executive Vice President in November 1998. Prior to that time and since June 1997 he was a Vice President. Mr. Perfetto also has served as Chief Financial Officer and Treasurer of the Company since June 1997. From 1986 to May 1997, he was employed by Bimeco, Inc., a distributor of medical products. During such time, Mr. Perfetto held the positions of vice president of finance and operations and secretary/treasurer of Bimeco, Inc. Mr. Perfetto has served as a director of the Company since February 1999.

         GUY F. BRYANT serves as the Executive Vice President and Chief Marketing Officer, a position that he has held since January 2000. From September 1995 to January 2000 he was Executive Vice President--Priority Healthcare Distribution. Prior to joining the Company, he was employed in sales and general management positions by Major Pharmaceuticals, a distributor of generic pharmaceuticals, since September 1992 and was vice president of sales from August 1994 to August 1995.

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

         WILLIAM M. WOODARD has held the positions of Vice President--Strategic Alliances or Vice President--Marketing of the Company since May 1997. Prior to such time, Mr. Woodard held various positions with subsidiaries of the Company.

         The above information includes business experience during the past five years for each of the Company's executive officers. Executive officers of the Company serve at the discretion of the Board of Directors. There is no family relationship between any of the Directors or executive officers of the Company.

         (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information regarding executive officers is included as an unnumbered Item in
Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICES

         The Company's Class B Common Stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol PHCC. On May 4, 1999, a 3-for-2 stock split of the Company's Common Stock was effected in the form of a stock dividend to shareholders of record at the close of business on April 20, 1999. The prices set forth below, adjusted to reflect retroactively the May 1999 stock split, reflect the high and low sales prices for the Company's Class B Common Stock as reported by Nasdaq for the years ended December 31, 1998 and December 31, 1999. As of March 3, 2000, there were 87 holders of record of the Company's Class B Common Stock.

                           HIGH       LOW
                          -----      -----
1998:
First Quarter             12.17       8.83
Second Quarter            13.50      11.33
Third Quarter             16.17      10.83
Fourth Quarter            35.96      13.17

1999:
First Quarter             33.58      18.17
Second Quarter            42.75      29.58
Third Quarter             48.75      22.63
Fourth Quarter            30.75      19.13

         The Company's Class A Common Stock is not listed for trading. However, because the Class A Common Stock is automatically converted into Class B Common Stock upon transfer (except in limited circumstances), the Class A Common Stock is freely tradable except by affiliates of the Company. As of March 3, 2000, there were 715 holders of record of the Company's Class A Common Stock.

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

SALES OF UNREGISTERED SECURITIES

         The following information is furnished as to securities of the Company sold during 1999 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         (a) On October 13, 1999, the Company issued 1,212 shares of Class B Common Stock to its four non-employee Directors as the stock portion of their annual retainer.

         (b) On September 10, 1999, the Company issued 6,530 shares of Class B Common Stock to Monitors Unlimited, Inc.

         (c) On May 4, 1999, all of the 12,578,973 shares of the Company's Common Stock outstanding on the record date of April 20, 1999 were split on a 3-for-2 basis, paid as a stock dividend.

         The transactions described in paragraphs (a) and (b) above are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

         The transaction described in paragraph (c) above was exempt from the registration requirements of the Securities Act because it did not involve a "sale" of a security within the meaning of Section 2(3) of the Securities Act.

USE OF PROCEEDS

         The Company's Registration Statement on Form S-1 (File No. 333-34463) was declared effective on October 23, 1997. The Company registered 3,450,000 shares of Class B Common Stock, all of which were sold in a firm commitment underwriting at an aggregate offering price to the public of $33,350,000. After the underwriters' discount of $2,334,500, the Company received proceeds aggregating $31,015,500 before expenses of the Offering.

         Through December 31, 1999, the aggregate amount of expenses incurred for the Company's account in connection with the issuance and distribution of its Class B Common Stock was $1,048,000. Included in the offering expenses is $156,000 that was paid to BWI for services provided by BWI to facilitate the marketing and sale of the Offering. None of the other expenses were direct or indirect payments to affiliates.

         The net offering proceeds to the Company, after deducting the underwriters' discount and offering expenses, was $30.0 million. As of December 31, 1999, $16.7 million of the net offering proceeds have been used to repay indebtedness to BWI, and the balance was used in the Company's stock repurchase program.

ITEM 6.  SELECTED FINANCIAL DATA.

         In 1993, BWI acquired substantially all of the assets of Charise Charles, Ltd., Inc. Since that time six additional acquisitions were made by or on behalf of Priority Healthcare Corporation. See "Item 1. Business--Acquisition History." These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired entities are included in our financial statements from their respective dates of acquisition. As a result, period-to-period comparisons of financial position and results of operations are not necessarily meaningful. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included elsewhere in this report.

                                                          YEAR ENDED DECEMBER 31,
                                           1995        1996          1997        1998         1999
                                    ------------------------------------------------------------------
                                                    (000'S OMITTED, EXCEPT SHARE DATA)
STATEMENT OF EARNINGS DATA:
Net sales.........................      $ 123,990    $ 158,247    $ 230,982    $ 275,626    $ 427,887
Cost of products sold.............        111,448      141,074      207,755      244,485      375,263
Gross profit......................         12,542       17,173       23,227       31,141       52,624
Selling, general and
  administrative expense..........          7,836        8,443       10,620       13,989       21,228
Depreciation and
  amortization....................            998        1,009        1,161        1,234        1,290
Earnings from operations..........          3,708        7,721       11,446       15,918       30,106
Stock option expense..............             --           --          350           --           --
Interest expense (income), net....            511          437          887        (916)      (3,432)
Earnings before income taxes......          3,197        7,284       10,209       16,834       33,538
Provision for income taxes........          1,311        2,915        4,058        6,691       12,844
Net earnings......................        $ 1,886      $ 4,369      $ 6,151      $10,143      $20,694

Earning per share :.... ..........
                 Basic............          $ .12        $ .29        $ .39        $ .54        $1.02
                 Diluted..........          $ .12        $ .29        $ .39        $ .54        $1.00
Weighted average
    shares outstanding :..........
                 Basic............     15,321,429   15,321,429   15,934,411   18,772,974   20,251,703
                 Diluted..........     15,321,429   15,321,429   15,939,883   18,854,041   20,767,821

                                                                  DECEMBER 31,
                                            1995         1996         1997         1998         1999
                                       --------------------------------------------------------------
BALANCE SHEET DATA:
Working capital..................         $16,000      $20,792      $57,488      $61,875     $145,770
Receivable from BWI .............              --           --        5,290       16,517           --
Total assets.....................          41,584       57,220       91,728      107,519      217,704
Payable to BWI...................           3,873        9,290           --           --           --
Long-term obligations............             751          560          272           --           --
Note payable to BWI..............              --           --        6,000           --           --
Total liabilities................          16,553       27,820       31,845       37,478       59,097
Shareholders' equity.............          25,031       29,400       59,883       70,041      158,607

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report.

INTRODUCTION

         Priority Healthcare Corporation was formed in June 1994 to succeed to the business operations of companies previously acquired by BWI, as described below. From our formation through our initial public offering ("IPO") on October 24, 1997, we operated as a wholly owned subsidiary of BWI, and procured a number of services from, and engaged in a number of financial and other transactions with, BWI. After the IPO, we continued to be controlled by BWI, but operated on a stand-alone basis. On December 31, 1998, BWI distributed to the holders of BWI common stock on December 15, 1998 all of the shares of our Class A Common Stock owned by BWI, making Priority Healthcare Corporation a stand-alone public company. Accordingly, since the IPO we have incurred and will continue to incur incremental recurring legal, audit, risk management and administrative costs related to operating as a stand-alone entity that we did not experience as a wholly owned subsidiary of BWI. The financial information included in this Annual Report on Form 10-K prior to 1999 is not necessarily indicative of our future results of operations, financial position and cash flows as a stand-alone public company.

         Priority Healthcare Corporation provides specialty pharmaceuticals and related medical supplies as well as disease treatment services to the office-based physician, outpatient renal dialysis and homecare markets. Our operations are derived from the acquisition by BWI of substantially all of the assets of Charise Charles, a specialty wholesale distributor of oncology and renal care biopharmaceuticals, in February 1993 and of PRN, a specialty wholesale distributor of renal care supplies and dialysis equipment, in October 1993. We subsequently acquired 3C, a specialty distributor of acute dialysis products, in October 1994, IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc., three related companies that provided specialty pharmacy and related healthcare services, in January 1995, Grove Way Pharmacy, a vaccine and injectable drug distributor, in August 1997, Pharmacy Plus, Ltd., a specialty pharmacy, in April 1999, and Monitors Unlimited, Inc., a distributor in the oral surgery market, in September 1999. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired companies are included in our financial statements from their respective dates of acquisition. As a result, period-to-period comparisons of financial position and results of operations are not necessarily meaningful.

         The operations of Charise Charles, PRN, 3C, Grove Way Pharmacy and Monitors Unlimited are now included in our Priority Healthcare Distribution division, and IV-1, Inc. (which now is named Priority Healthcare Pharmacy, Inc. and includes the operations of IV-One Services, Inc. and National Pharmacy Providers, Inc., which merged into IV-1, Inc. on December 31, 1998) and Pharmacy Plus comprise the Priority Healthcare Pharmacy division. During 1997, 1998 and 1999, Priority Healthcare Distribution represented 92%, 88% and 77% of net sales, respectively, and Priority Healthcare Pharmacy represented the balance. Historically, Priority Healthcare Pharmacy has generated substantially higher margins than Priority Healthcare Distribution and has contributed a significant portion of our earnings.

RESULTS OF OPERATIONS

         1999 COMPARED TO 1998

         NET SALES. Net sales increased to $427.9 million in 1999 from $275.6 million in 1998, an increase of 55%. The growth reflected primarily the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of Pharmacy Plus, Ltd. and Monitors Unlimited, Inc. and inflationary price increases.

         GROSS PROFIT. Gross profit increased to $52.6 million in 1999 from $31.1 million in 1998, an increase of 69%. The increase in gross profit reflected increased sales by both Priority Healthcare Distribution and Priority Healthcare Pharmacy and the acquisitions of Pharmacy Plus and Monitors Unlimited. Gross profit as a percentage of net sales increased in 1999 to 12.3% from 11.3% in 1998. This increase was primarily attributable to the change in sales mix resulting from the significant increase in sales by Priority Healthcare Pharmacy which generated higher gross margins than those of Priority Healthcare Distribution sales. Competition continues to exert pressure on margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SGA") expense increased to $21.2 million in 1999 from $14.0 million in 1998, an increase of 52%. SGA expense as a percentage of net sales decreased to 5.0% in 1999 from 5.1% in 1998. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management. The increase in SGA expense reflected the growth in our business and the acquisitions of Pharmacy Plus and Monitors Unlimited. The decrease in SGA expense as a percentage of net sales resulted from the spreading of fixed costs over a larger sales base.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization ("D&A) increased to $1.3 million in 1999 from $1.2 million in 1998, an increase of 5%. The increase in D&A was primarily the result of depreciation of new equipment, particularly management information systems, offset, in part, by a decrease in amortization of intangible assets that became fully amortized.

         INTEREST INCOME, NET. Interest income, net, increased to $3.4 million in 1999 from $916,000 in 1998, an increase of 275%. In 1999, interest income of $2.8 million was primarily related to amounts earned by investing cash and funds received from the June and July 1999 secondary public offering of our Class B Common Stock (the "Secondary Offering") in overnight repurchase agreements with major financial institutions and in marketable securities, and interest income of $662,000 was related to loaning funds to BWI. In 1998, interest income of $348,000 and $1.1 million was primarily related to amounts earned by investing funds received from the IPO in overnight repurchase agreements with a major financial institution and loaning funds to BWI, respectively. This interest income was partially offset by interest expense of $326,000 on the subordinated note issued to BWI on March 31, 1997 (which was paid September 30, 1998) and interest expense of $155,000 on the deferred compensation of one of our executives. The interest income or expense on the loans to or borrowings from BWI is calculated by applying BWI's average incremental borrowing rate, which was 5.4% and 6.3% for 1999 and 1998, respectively, to the average outstanding balances. During 1999 and 1998 the average outstanding loans to BWI were $12.3 million and $16.9 million, respectively.

         INCOME TAXES. For the year ended December 31, 1999, we will separately file consolidated federal and state income tax returns. Through December 31, 1998, we participated in the consolidated federal and state income tax returns filed by BWI. BWI charged federal and state income tax expense to us as if we filed our own separate federal and state income tax returns. The provision for income taxes in 1999 and 1998 represented 38.3% and 39.7%, respectively, of earnings before taxes. During 1999, we implemented selected tax strategies which reduced our effective tax rate.

         1998 COMPARED TO 1997

         NET SALES. Net sales increased to $275.6 million in 1998 from $231.0 million in 1997, an increase of 19%. The growth reflected primarily the addition of new customers, new product introductions (including Rebetron), additional sales to existing customers and, to a lesser extent, the acquisition of Grove Way Pharmacy and inflationary price increases.

         GROSS PROFIT. Gross profit increased to $31.1 million in 1998 from $23.2 million in 1997, an increase of 34%. The increase in gross profit reflected increased sales by both Priority Healthcare Distribution and Priority Healthcare Pharmacy. Gross profit as a percentage of net sales increased in 1998 to 11.3% from 10.1% in 1997. This increase was primarily attributable to the change in sales mix resulting from the significant increase in sales by Priority Healthcare Pharmacy which generated higher gross margins than those of Priority Healthcare Distribution. Competition continues to exert pressure on margins, particularly those of Priority Healthcare Distribution.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. SGA expense increased to $14.0 million in 1998 from $10.6 million in 1997, an increase of 32%. SGA expense as a percentage of net sales increased to 5.1% in 1998 from 4.6% in 1997. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management. The increase in SGA expense reflected the growth in our business. The increase in SGA expense as a percentage of net sales resulted from incurring expenses associated with our Grove City, Ohio facility, which opened in November 1997, training and payroll costs from hiring additional sales personnel at Priority Healthcare Pharmacy, and increased overall costs of being a publicly traded company.

         DEPRECIATION AND AMORTIZATION. D&A was $1.2 million in both 1998 and 1997.

         INTEREST INCOME, NET. Interest income, net, equaled $916,000 in 1998 as opposed to interest expense, net, which equaled $887,000 in 1997. In 1998, interest income of $348,000 and $1.1 million was primarily related to amounts earned by investing funds received from the IPO in overnight repurchase agreements with a major financial institution and loaning funds to BWI, respectively. This interest income was partially offset by interest expense of $326,000 on the subordinated note issued to BWI on March 31, 1997 (which was paid September 30, 1998) and interest expense of $155,000 on the deferred compensation of one of our executives. During 1997 the interest expense was primarily related to borrowings from BWI and $324,000 of interest expense on the subordinated note issued to BWI. The interest income or expense on the loans to or borrowings from BWI is calculated by applying BWI's average incremental borrowing rate, which was 6.3% and 6.4% for 1998 and 1997, respectively, to the average outstanding balances. During 1998 the average outstanding loans to BWI were $16.9 million, while in 1997 the average outstanding borrowings from BWI were $10.3 million.

         INCOME TAXES. Through December 31, 1998, we participated in the consolidated federal and state income tax returns filed by BWI. BWI charged federal and state income tax expense to us as if we filed our own separate federal and state income tax returns. The provision for income taxes in 1998 and 1997 represented 39.7% and 39.8%, respectively, of earnings before taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal capital requirements have been to fund working capital needs to support internal growth, for acquisitions and for capital expenditures. Our principal working capital needs are for inventory and accounts receivable. Management controls inventory levels in order to minimize carrying costs and maximize purchasing opportunities. We sell inventory to our customers on various payment terms. This requires significant working capital to finance inventory purchases and entails accounts receivable exposure in the event any of our major customers encounter financial difficulties. Although we monitor closely the creditworthiness of our major customers, there can be no assurance that we will not incur some collection loss on major customer accounts receivable in the future.

         We had cash and cash equivalents of $24.8 million, marketable securities of $56.8 million and working capital of $145.8 million at December 31, 1999. In addition, we have a $10.0 million unsecured line of credit which has not been used during the two years ended December 31, 1999.

         NET CASH PROVIDED BY OPERATING ACTIVITIES. Our operations generated $3.8 million in cash during 1999. Accounts receivable, net of acquisitions, increased $31.8 million, primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Inventory, net of acquisitions, increased $6.0 million in 1999 primarily to support the increase in sales. The $19.9 million increase in accounts payable partially reduced the cash requirements for accounts receivable; this increase was attributable to the increase in inventory, the timing of payments and the credit terms negotiated with vendors. We anticipate that our operations may require cash to fund our growth. D&A totaled $1.3 million in 1999.

         NET CASH USED BY INVESTING ACTIVITIES. In 1999 we purchased $56.8 million of marketable securities with a portion of the funds received from the Secondary Offering. Effective April 12, 1999, we acquired the majority of the operating assets of Pharmacy Plus, Ltd., a specialty pharmacy in Philadelphia, Pennsylvania, for $3.5 million and effective September 2, 1999, we acquired the majority of the operating assets of Monitors Unlimited, Inc., a distributor in the oral surgery market, for $1.0 million. In 1999 we purchased $1.6 million in fixed assets, primarily computer hardware and software, furniture and equipment for the new corporate facility and transportation equipment. We expect that capital expenditures during 2000 will be approximately $1.5 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software and telecommunications equipment.

         NET CASH PROVIDED BY FINANCING ACTIVITIES. In June and July 1999 we received $96.1 million from our Secondary Offering. We also had advanced excess cash to BWI on an interest-bearing basis under the terms of a $25.0 million Revolving Credit Promissory Note which was effective through December 31, 1999. On December 30, 1999 all outstanding amounts were paid in full on such Note. During 1999 our receivable from BWI decreased by $16.5 million. Also during 1999 we received proceeds of $2.1 million, including the income tax benefit, from stock option exercises. From August to December 1999, we purchased treasury stock for $30.3 million because our management team felt the market undervalued our stock.

         We believe that the net proceeds from the Secondary Offering, cash from operations and availability under our line of credit will be sufficient to meet our working capital needs for at least two years.

INFLATION

         Our financial statements are prepared on the basis of historical costs and are not intended to reflect changes in the relative purchasing power of the dollar. Because of our ability to take advantage of forward purchasing opportunities, we believe that our gross profits generally increase as a result of manufacturers' price increases in the products we distribute. Gross profits may decline if the rate of price increases by manufacturers declines.

         Generally, price increases are passed through to customers as we receive them and therefore they reduce the negative effect of inflation. Other non-inventory cost increases, such as payroll, supplies and services, have been partially offset during the past three years by increased volume and productivity.

YEAR 2000 ISSUES

         During the past three years, we replaced our hardware and software systems for reasons other than year 2000 compliance. One software package was upgraded during 1999 to be year 2000 compliant. The total cumulative costs relating to the upgrade of our software programs was approximately $75,000.

         Year 2000 issues have not had a material adverse effect on our operations and we believe that we successfully avoided any significant disruption from the year 2000 issue.

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements which represent our expectations or beliefs, and which involve certain risks and uncertainties, including but not limited to, changes in interest rates, competitive pressures, changes in customer mix, financial stability of major customers, investment procurement opportunities, changes in governmental regulations or the interpretation thereof and asserted and unasserted claims which could cause actual results to differ from those in the forward-looking statements. For this purpose, any statement contained in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our primary exposure to market risk consists of a decline in the market value of our investments in marketable debt securities as a result of potential changes in interest rates. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates on securities included in our portfolio, and given the short term maturities of all of our investments in interest-sensitive securities, this hypothetical fair value was not materially different from the period end carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         PRIORITY HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                          YEARS ENDED DECEMBER 31,
                                                    1997             1998             1999
                                               ----------------------------------------------

Net sales .................................    $    230,982     $    275,626     $    427,887
Cost of products sold .....................         207,755          244,485          375,263
                                               ------------     ------------     ------------
Gross profit ..............................          23,227           31,141           52,624

Selling, general and administrative expense          10,620           13,989           21,228
Depreciation and amortization .............           1,161            1,234            1,290
                                               ------------     ------------     ------------
Earnings from operations ..................          11,446           15,918           30,106

Stock option expense ......................             350             --               --
Interest income (expense), net ............            (887)             916            3,432
                                               ------------     ------------     ------------
Earnings before income taxes ..............          10,209           16,834           33,538
                                               ------------     ------------     ------------
Provision for income taxes:
          Current .........................           4,495            6,875           13,615
          Deferred ........................            (437)            (184)            (771)
                                               ------------     ------------     ------------
                                                      4,058            6,691           12,844
                                               ------------     ------------     ------------

Net earnings ..............................    $      6,151     $     10,143     $     20,694
                                               ============     ============     ============
Earnings per share:
          Basic ...........................    $        .39     $        .54     $       1.02
          Diluted .........................    $        .39     $        .54     $       1.00
Weighted average shares outstanding:
         Basic ............................      15,934,411       18,772,974       20,251,703
          Diluted .........................      15,939,883       18,854,041       20,767,821

          See accompanying notes to consolidated financial statements.

                         PRIORITY HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                                        DECEMBER 31,
                                                                                    1998          1999
                                                                                  -----------------------
ASSETS:
Current assets:
     Cash and cash equivalents ...............................................    $       2    $  24,814
     Marketable securities ...................................................         --         56,795
     Receivables, less allowance for doubtful accounts of
                $778 and $1,764, respectively ................................       56,825       88,793
     Receivable from BWI .....................................................       16,517         --
     Finished goods inventory ................................................       24,387       30,920
     Deferred income taxes ...................................................        1,145        1,685
     Other current assets ....................................................          284        1,860
                                                                                  ---------    ---------
                                                                                     99,160      204,867
Fixed assets, net ............................................................        1,820        2,562
Deferred income taxes ........................................................         --             38
Other assets .................................................................         --            469
Intangibles, net .............................................................        6,539        9,768
                                                                                  ---------    ---------

               Total assets ..................................................    $ 107,519    $ 217,704
                                                                                  =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable ........................................................    $  33,857    $  53,897
     Other current liabilities ...............................................        3,428        5,200
                                                                                  ---------    ---------
                                                                                     37,285       59,097
Deferred income taxes ........................................................          193         --
                                                                                  ---------    ---------
     Total liabilities .......................................................       37,478       59,097
                                                                                  ---------    ---------
Commitments and contingencies  (notes 11 and 13)

Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, none
            issued and outstanding ...........................................         --           --
     Common stock
          Class A, $0.01 par value, 15,000,000 shares authorized, (and split adjusted) 15,321,429 and 5,241,422 issued and outstanding,
                    respectively .............................................          153           52
          Class B, $0.01 par value, 40,000,000 shares authorized, (and split adjusted) 3,452,214 and 16,642,434 issued and outstanding,
                    respectively .............................................           35          167
          Additional paid in capital .........................................       52,859      151,036
          Retained earnings ..................................................       16,994       37,688
                                                                                  ---------    ---------
                                                                                     70,041      188,943
          Less:  Common stock in treasury (at cost), no shares in 1998
                           and 1,304,858 shares in 1999 ......................         --        (30,336)
                                                                                  ---------    ---------
               Total shareholders' equity ....................................       70,041      158,607
                                                                                  ---------    ---------
               Total liabilities and shareholders' equity ....................    $ 107,519    $ 217,704
                                                                                  =========    =========

          See accompanying notes to consolidated financial statements.

                         PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)

                                                                         YEARS ENDED DECEMBER 31,
                                                                       1997         1998         1999
                                                                     ----------------------------------
Cash flow from operating activities:
     Net income .................................................    $  6,151     $ 10,143     $ 20,694
     Adjustments to reconcile net income to net cash (used)
     provided by operating activities:
          Depreciation and amortization .........................       1,161        1,234        1,290
          Provision for doubtful accounts .......................         283          221        1,655
          Loss on disposal of fixed assets ......................         126         --            280
          Compensation expense on stock and option grants .......         365           15           30
          Deferred income taxes .................................        (437)        (184)        (771)
     Change in assets and liabilities, net of acquisitions:
          Accounts receivable ...................................     (13,832)     (13,403)     (33,499)
          Finished goods inventory ..............................      (8,554)         695       (6,004)
          Trade accounts payable ................................       5,992       10,677       19,944
          Other current assets and liabilities ..................         877        1,018          196
                                                                     --------     --------     --------
          Net cash (used in) provided by operating
             activities .........................................      (7,868)      10,416        3,815
                                                                     --------     --------     --------
Cash flow from investing activities:
     Purchase of marketable securities ..........................        --           --        (56,795)
     Purchase of fixed assets ...................................        (727)        (825)      (1,609)
     Proceeds from sale of fixed assets .........................        --           --             47
     Increase in other assets ...................................        --           --           (469)
     Acquisition of businesses ..................................        (250)        --         (4,536)
                                                                     --------     --------     --------
          Net cash used in investing activities .................        (977)        (825)     (63,362)
                                                                     --------     --------     --------
Cash flow from financing activities:
     Net change in amounts due to /from BWI .....................     (14,580)     (11,227)      16,517
     Repayment of subordinated note payable to BWI ..............        --          6,000)        --
     Payments on long-term obligations ..........................        (288)        (272)        --
     Proceeds from stock option exercises and related tax
       benefit ..................................................        --           --          2,105
     Payments for purchase of treasury stock ....................        --           --        (30,336)
     Proceeds from secondary stock offering, net ................        --           --         96,073
     Proceeds from initial public offering, net .................      29,967         --           --
                                                                     --------     --------     --------
          Net cash provided by (used in) financing
             activities .........................................      15,099      (17,499)      84,359
                                                                     --------     --------     --------
Net increase (decrease) in cash .................................       6,254       (7,908)      24,812
Cash and cash equivalents at beginning of period ................       1,656        7,910            2
                                                                     --------     --------     --------
Cash and cash equivalents at end of period ......................    $  7,910     $      2     $ 24,814
                                                                     ========     ========     ========
Supplemental cash flow information:
     Interest paid ..............................................    $  1,040     $    361     $   --
     Income taxes paid ..........................................    $  4,495     $  6,875     $ 14,085

          See accompanying notes to consolidated financial statements.

                         PRIORITY HEALTHCARE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                   CLASS A COMMON STOCK       CLASS B COMMON STOCK         CLASS B COMMON STOCK
                                               --------------------------    -----------------------      -----------------------
                                                  SHARES                       SHARES                     TREASURY
                                               OUTSTANDING        AMOUNT     OUTSTANDING    AMOUNT         SHARES         AMOUNT
                                               -----------    -----------   -----------  -----------   -----------    -----------
Balances at December 31, 1996 ...............    15,321,429    $       153          --    $      --            --      $      --
   Net earnings .............................
   Dividend to BWI ..........................
   Issuance of Class B common stock:
          Initial public offering ...........                                  3,450,000           35
          Board of Directors' compensation ..                                      1,383
   Stock option grant .......................
                                                -----------    -----------   -----------  -----------   -----------    -----------
Balances at December 31, 1997 ...............    15,321,429            153     3,451,383           35          --             --
   Net earnings .............................
   Issuance of Class B common stock:
           Board of Directors' compensation .                                        831
                                                -----------    -----------   -----------  -----------   -----------    -----------
Balances at December 31, 1998 ...............    15,321,429            153     3,452,214           35          --             --
   Net earnings .............................
   Issuance of Class B common stock:
           Secondary public offering ........                                  2,990,000           30
           Stock option exercises and related
                      tax benefit ...........                                    130,560            1
           Board of Directors' compensation .                                      1,212
           Repurchase of common stock .......                                                            (1,304,858)       (30,336)
           Conversions from Class A .........   (10,080,007)          (101)   10,068,448          101
                                                -----------    -----------   -----------  -----------   -----------    -----------
Balances at December 31, 1999 ...............     5,241,422    $        52    16,642,434  $       167    (1,304,858)   $   (30,336)
                                                ===========    ===========   ===========  ===========   ===========    ===========

                                                   ADDITIONAL
                                                     PAID IN          RETAINED       SHAREHOLDERS'
                                                     CAPITAL          EARNINGS           EQUITY
                                                 -----------        -----------      -------------
Balances at December 31, 1996 ...............      $    22,547      $     6,700       $    29,400
   Net earnings .............................                             6,151             6,151
   Dividend to BWI ..........................                            (6,000)           (6,000)
   Issuance of Class B common stock:
          Initial public offering ...........           29,932                             29,967
          Board of Directors' compensation ..               15                                 15
   Stock option grant .......................              350                                350
                                                   -----------      -----------       -----------
Balances at December 31, 1997 ...............           52,844            6,851            59,883
   Net earnings .............................                            10,143            10,143
   Issuance of Class B common stock:
           Board of Directors' compensation .               15                                 15
                                                   -----------      -----------       -----------
Balances at December 31, 1998 ...............           52,859           16,994            70,041
   Net earnings .............................                            20,694            20,694
   Issuance of Class B common stock:
           Secondary public offering ........           96,043                             96,073
           Stock option exercises and related
                      tax benefit ...........            2,104                              2,105
           Board of Directors' compensation .               30                                 30
           Repurchase of common stock .......                                             (30,336)
           Conversions from Class A .........                                                --
                                                   -----------      -----------       -----------
Balances at December 31, 1999 ...............      $   151,036      $    37,688       $   158,607
                                                   ===========      ===========       ===========

          See accompanying notes to consolidated financial statements.

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

     See discussions regarding recapitalization and distribution of the Class A Common Stock owned by BWI in Note 10--Capital Stock.

     During 1997 and 1998 the consolidated financial statements of the Company included certain allocations of corporate overhead and other expenses incurred by BWI on behalf of the Company. These expenses and the basis of allocations are discussed in Note 2--Related Party Transactions. The Company's financial statements during 1997 and 1998 are not necessarily indicative of the results the Company would have reported had it existed as a stand-alone public entity, or of the financial position, results of operations and cash flows of the Company in the future.

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

     MARKETABLE SECURITIES. In accordance with provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all of its investments in marketable securities as available-for-sale. These investments are stated at their market value, with any unrealized holding gains or losses, net of tax, included as a component of shareholders' equity until realized. The cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income is included as a component of current earnings.

     RECEIVABLES. Receivables are presented net of the allowance for doubtful accounts. Receivables include trade and patient account receivables and the current portion of trade receivables that have been converted to notes receivable.

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

     FIXED ASSETS. Depreciation is computed on the straight-line method for financial reporting purposes. Accelerated methods are primarily used for income tax purposes. Assets, valued at cost, are generally being depreciated over their estimated useful lives as follows:

                                                  ESTIMATED
                                                USEFUL LIFE
                                                    (YEARS)
                                                -----------
       Furnishings...........................             5
       Leasehold improvements................          5-12
       Transportation and other equipment....           3-5

In the event facts and circumstances indicate an asset could be impaired, an evaluation of the undiscounted estimated future cash flows from operations is compared to the asset's carrying amount to determine if a write-down is required. At December 31, 1998 and December 31, 1999, management has determined no impairments existed.

         INTANGIBLES. The Company continually monitors its cost in excess of net assets acquired (goodwill), covenants not to compete and its other intangibles (customer lists and consulting agreements) to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the expected future cash flows from operations, on an undiscounted basis, of the underlying businesses which gave rise to such amounts. At December 31, 1998 and December 31, 1999, management has determined no impairments existed. Goodwill is being amortized on the straight-line method, principally over 20 to 40 years. Other intangibles are being amortized on the straight-line method over 4 to 15 years.

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

                                                                    (In Thousands)
                                                                 1997     1998    1999
                                                               -------  -------  ------
Weighted average number of Class A and Class B
    Common shares outstanding used as the denominator
    in the basic earnings per share calculation                15,934   18,773   20,252

Additional shares assuming exercise of dilutive
     stock options                                                  6       81      516
                                                               -------  -------  ------
Weighted average number of Class A and Class B
    Common and equivalent shares used as the denominator
     in the diluted earnings per share calculation             15,940   18,854   20,768
                                                               ======   ======   ======

     Unaudited pro forma earnings per share. Unaudited pro forma earnings per share was $0.36 for the year ended December 31, 1997, and was calculated by dividing pro forma net earnings of $6,248,000 by pro forma average shares outstanding of 17,145,343. The pro forma adjustments to reported net earnings reflect, on a net of tax basis (i) additional legal, audit, risk management and administrative costs required to present the Company as if it had operated as a stand-alone public company for all of 1997, (ii) the elimination of the interest expense associated with the Company's payable to BWI, which was liquidated with proceeds from the IPO and (iii) three months of additional interest expense on the $6.0 million note payable on the dividend to BWI, as if it was outstanding as of January 1, 1997. The pro forma average shares outstanding amount includes an incremental number of Class B shares required to be issued to liquidate the payable to BWI. This amount was calculated by dividing the average balance of the payable to BWI from January 1, 1997 through the IPO date by the net proceeds per share from the IPO.

     INCOME TAXES. For the year ended December 31, 1999, the Company will separately file consolidated federal and state income tax returns. Through December 31, 1998, the Company participated in the consolidated federal and state income tax returns filed by BWI. The Company was charged by BWI for federal and state income tax expense as if the Company filed its own separate federal and state income tax returns.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying values of cash and cash equivalents, marketable securities, accounts receivable, receivable from BWI, other current assets, accounts payable and other current liabilities approximate their fair market values due to the short-term maturity of these instruments.

     PRIOR YEAR RECLASSIFICATIONS. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 2--RELATED PARTY TRANSACTIONS

     On October 29, 1997, the Company consummated an initial public offering ("IPO") of 3,000,000 shares of Class B Common Stock. An additional 450,000 shares of Class B Common Stock were sold on November 25, 1997 pursuant to the exercise of the underwriters' overallotment option. Prior to the IPO, the Company was a wholly-owned subsidiary of BWI. After the IPO, BWI owned over 80% of the Company's outstanding capital stock. On October 23, 1998, the Board of Directors of BWI declared a distribution payable on December 31, 1998 to the holders of BWI common stock of the 15,321,429 shares of Priority Class A Common Stock owned by BWI on the basis of .448 shares of Priority Class A Common Stock for each share of BWI common stock outstanding on December 15, 1998, which was the record date for the Distribution. The fraction of a share of Priority Class A Common Stock that was distributed for each share of BWI Common Stock was based upon the 10,214,286 shares of Priority Class A Common Stock owned by BWI divided by the 22,782,545 shares of BWI Common Stock outstanding on the record date. The Company and BWI have entered into certain related party transactions which are described below. Had the Company operated as a stand-alone, non-public entity for all periods presented, management believes the costs and expenses incurred by the Company would not have differed materially from those reported in the financial statements. In addition, the Company participated in the BWI profit sharing plan, as discussed in Note 9--Profit Sharing Plan, through December 31, 1998.

     BWI provided management and consulting services to the Company which included, but were not limited to, legal, human resources, payroll and tax. The Company was charged $65,000 during each of the years ended December 31, 1997 and 1998 for such services. These amounts were based on an allocation of the actual services rendered by BWI and were calculated in a manner considered reasonable by management.

     The Company was also provided certain coverage under the BWI insurance plans. These expenses were charged to the Company based on a combination of a pro rata allocation and the push-down of actual expenses incurred, depending on the type of expenditure. These methods are considered reasonable by management. This insurance expense was $151,000 and $163,000 for 1997 and 1998, respectively.

     At December 31, 1998, BWI owed the Company $16.5 million. This amount was due on demand and represented loans of excess cash balances of the Company to BWI on a short-term, interest-bearing basis. The amount was collected during 1999. In 1997 (until the October 24, 1997 date of the IPO), the Company borrowed from BWI to finance its operations, those borrowings offset in part by cash collections from operations that were transferred to BWI. Net interest expense attributable to those borrowings from BWI was $605,000 (net of $66,000 of interest income) in 1997. Interest income attributable to loans to BWI was $1.1 million and $662,000 for 1998 and 1999, respectively. These amounts were calculated by applying BWI's average incremental borrowing rate, which was 6.4%, 6.3% and 5.4% for 1997, 1998 and 1999, respectively, to the average outstanding balances. During 1997 the average outstanding borrowings from BWI were $10.3 million. During 1998 and 1999 the average outstanding loans to BWI were $16.9 million and $12.3 million, respectively.

     On March 31, 1997, the Company declared and paid a dividend to BWI in the form of a $6.0 million subordinated promissory note that was to become due on March 31, 1999. The Company paid the note on September 30, 1998. The note carried an interest rate of 7.25% per annum. For 1997 and 1998, interest expense associated with this note totaled $324,000 and $326,000, respectively.

     For 1997 and 1998, intercompany purchases of inventory from BWI (at the price paid by BWI) totaled $2.0 million and $6.0 million, respectively. In 1999 purchases of inventory from BWI totaled $18.1 million and sales of inventory to BWI totaled $6.8 million.

     Certain employees of the Company were granted options to purchase BWI stock under a BWI stock option plan. 155,750 and 15,000 such options were granted by BWI to Company employees in 1996 and 1997 (prior to the

IPO), respectively, with exercise prices equal to the market price of the BWI stock at the date of grant. No compensation expense was recognized on any BWI option grants pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". If the Company had recognized compensation expense based on the grant date fair value of those options as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", net income for the years ended December 31, 1997 and 1998 would have decreased $377,000 and $54,000 , respectively, on a pro forma basis. See Note 10--Capital Stock for a calculation of pro forma earnings per share required by SFAS No.
123. The weighted average fair value of each 1996 and 1997 BWI option granted of $6.04 and $7.21, respectively, was estimated using the Black-Scholes option pricing model, and certain assumptions relevant to those BWI options and the underlying BWI common stock. On December 31, 1998, the unvested BWI stock options were converted to options to purchase shares of Class B Common Stock of the Company. See Note 10--Capital Stock.

NOTE 3--ACQUISITIONS

     The Company acquired Grove Way Pharmacy effective August 6, 1997. This acquisition was accounted for as a purchase and its results of operations are included in the consolidated financial statements from the effective date of acquisition. Grove Way Pharmacy was a specialty distributor of vaccines and medical supplies to the physicians market. The consideration exchanged for Grove Way Pharmacy was approximately $250,000, which exceeded the fair value of net assets acquired and resulted in approximately $156,000 of intangibles. These intangibles include a three-year noncompete with the prior owner. The results of operations of Grove Way Pharmacy for the pre-acquisition period in 1997 were not material to the Company's consolidated sales and net earnings.

     On April 12, 1999, the Company completed an acquisition of the majority of the operating assets of Pharmacy Plus, Ltd., a specialty pharmacy in Philadelphia, Pennsylvania, that primarily provides injectable biopharmaceuticals. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Pharmacy Plus, Ltd. assets was approximately $3.5 million, which included approximately $450,000 for inventory and fixed assets and resulted in approximately $3.0 million of goodwill. No indebtedness was assumed. The results of operations of Pharmacy Plus, Ltd. would not have been material to the results of the Company for the periods presented in these financial statements.

     On September 2, 1999, the Company completed an acquisition of the majority of the operating assets of Monitors Unlimited, Inc., a distributor in the oral surgery market. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Monitors Unlimited, Inc. assets was approximately $1.0 million, which included approximately $245,000 for inventory and accounts receivable, approximately $95,000 in assumed accounts payable debt, and resulted in approximately $850,000 of goodwill. Additionally, contingent on related sales volume during the third quarter of 2000, up to $200,000 of the Company's Class B Common Stock may be payable to the sellers of Monitors Unlimited, Inc. The stock is now being held in escrow. The results of operations of Monitors Unlimited, Inc. would not have been material to the results of the Company for the periods presented in these financial statements.

NOTE 4--MARKETABLE SECURITIES

     Marketable securities are carried on the balance sheet at their market value. They consist of the following:

                                              DECEMBER 31,
                                                  1999
                                             --------------
                                             (IN THOUSANDS)

U.S. Government Agency Securities...            $ 51,845
Commercial Paper........................           4,950
                                                --------
                                                $ 56,795
                                                ========

The amortized cost of available-for-sale securities approximated their market value at December 31, 1999. There were no marketable securities at December 31, 1998. There were no gross realized gains or losses on sales of available-for-sale securities in 1999. All available-for-sale securities are due in one year or less.

NOTE 5--FIXED ASSETS

     Fixed assets at December 31, 1998 and 1999 consist of the following:

                                                     (IN THOUSANDS)
                                                 1998           1999
                                               -------         -------
Furnishings............................        $   857         $ 1,083
Leasehold improvements.................            450             176
Transportation and other equipment.....          1,972           2,352
                                               -------         -------
                                                 3,279           3,611
Less: accumulated depreciation.........         (1,459)         (1,049)
                                               -------         -------
                                               $ 1,820         $ 2,562
                                               =======         =======

NOTE 6--INTANGIBLES

     Intangibles at December 31, 1998 and 1999 consist of the following:

                                                   (IN THOUSANDS)
                                                 1998         1999
                                               -------        -------
Goodwill........................               $ 6,019        $ 9,911
Accumulated amortization........                  (768)        (1,040)
                                               -------        -------
Goodwill, net...................                 5,251          8,871
                                               -------        -------
Other...........................                 4,001          1,639
Accumulated amortization........                (2,713)          (742)
                                               -------        -------
Other, net......................                 1,288            897
                                               -------        -------
Intangibles, net................               $ 6,539       $  9,768
                                               ========       ========

NOTE 7--SHORT-TERM BORROWINGS

         The Company entered into an agreement with a major financial institution on November 24, 1998 for a three year unsecured revolving credit facility. The Company may use the entire $10.0 million credit facility for letters of credit or direct borrowings. The Company made no direct borrowings during 1998 or 1999. The annual interest rate on direct borrowings is a variable rate equal to LIBOR plus thirty-seven and one-half basis points (0.375%). The Company is also required to maintain all of its operating accounts with this financial institution. The revolving credit facility contains covenants related to fixed charge coverage, funded debt to capitalization and funded debt to EBITDA ratios.

NOTE 8--INCOME TAXES

      The provision for income taxes includes state income taxes of $669,000, $1.1 million and $1.5 million in 1997, 1998 and 1999, respectively.

The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                          1997      1998    1999
                                                                          ----      ----    ----
      Percentage of earnings before taxes:
           U.S. federal statutory rate..............................       35.0%    35.0%   35.0%
           State and local taxes on income, net of federal income
              tax benefit...........................................        4.3%     4.2%    3.2%
           Other....................................................        0.5%     0.5%     .1%
                                                                          -----     ----     ---
      Effective rate................................................       39.8%    39.7%   38.3%
                                                                           ====     ====    ====

Presented below are the significant elements of the net deferred tax balance sheet accounts at December 31, 1998 and 1999:

                                                               1998     1999
                                                              -------  ------
                                                               (IN THOUSANDS)

     Deferred tax asset:
                Receivables...............................    $   635   $   944
                Finished goods inventories................        223       396
                Deferred compensation and stock
                  option expense .........................        287       378
                Accrued expenses .........................         --       345
                                                              -------    ------
                     Total deferred tax assets............      1,145     2,063
                                                              -------    ------
     Deferred tax liabilities:
               Fixed assets...............................        (86)     (158)
               Intangibles................................       (107)     (182)
                                                              -------    ------
                     Total deferred tax liabilities.......       (193)     (340)
                                                              -------    ------

     Total net deferred tax assets........................        952     1,723

     Less current deferred tax assets.....................   $ (1,145)   (1,685)
                                                              -------    -------

     Deferred tax assets (liabilities)....................   $   (193)  $    38
                                                              =======    ======

NOTE 9--PROFIT SHARING PLAN

     The Company's eligible employees participated in the BWI qualified Profit Sharing Plan ("BWI Plan") through December 31, 1998 at which time the Company established its own qualified Profit Sharing Plan ("Profit Sharing Plan"). On February 8, 1999, all employees of the Company and their account balances transferred from the BWI Plan to the Company's Profit Sharing Plan. All employees are generally eligible to participate in the Profit Sharing Plan as of the first January 1, April 1, July 1 or October 1 after having completed at least three months of service (as defined in the Profit Sharing Plan) and having reached age 21 ("Participant"). Participants are generally eligible to receive an annual contribution from the Company after having completed at least one year of service (as defined in the Profit Sharing Plan) and having reached age 21. The annual contribution of the Company to the BWI Plan was at the discretion of the Board of Directors of BWI and for the Profit Sharing Plan is now at the discretion of the Board of Directors of the Company and is generally 8% of the Participant's compensation for the year. The employer contribution for a year is allocated among the Participants employed on the last day of the year in proportion to their relative compensation for the year. The contribution to the BWI Plan with respect to the Company which is included as expense in the statement of earnings for 1997 was $260,000. The contributions to the Profit Sharing Plan which are included as expense in the statement of earnings for 1998 and 1999 were $394,000 and $350,000, respectively.

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

     All contributions to the Profit Sharing Plan are paid in cash to a bank, as trustee, and are invested by the trustee until distributed to Participants or their beneficiaries. Participants are permitted to direct the trustee as to the investment of their accounts by choosing among several investment funds that are offered, including one fund under the BWI Plan consisting of BWI Common Stock. Under the Company's Profit Sharing Plan, a Participant may elect to invest in the Company's Class B Common Stock, but may not make additional investments in BWI Common Stock. Participants may elect to invest in one fund or a combination of the available funds according to their investment goals. If a Participant does not make an investment election, his or her Profit Sharing Plan accounts will be invested in a fund designated by the Company.

     Except in certain cases of financial hardship, a Participant (or his or her beneficiary) receives his or her interest in the Profit Sharing Plan only at death, retirement or termination of employment.

NOTE 10--CAPITAL STOCK

     On August 25, 1997, the Board of Directors and BWI, as the sole shareholder of the Company, completed a recapitalization of the Company. Effective on that date, the Company's capitalization consisted of: (i) 15,000,000 authorized shares of Class A Common Stock, $0.01 par value, 15,321,429 (split adjusted) shares of which were issued and outstanding and owned by BWI, (ii) 40,000,000 shares of Class B Common Stock, $0.01 par value (of which 3,450,000 shares were subsequently issued in an initial public offering described in Note 2--Related Party Transactions), and (iii) 5,000,000 shares of Preferred Stock, without par value, none of which are issued and outstanding. This recapitalization has been given retroactive effect in these consolidated financial statements. The two classes of Common Stock entitle holders to the same rights and privileges, except that holders of shares of Class A Common Stock are entitled to three votes per share on all matters submitted to a vote of holders of Common Stock and holders of Class B Common Stock are entitled to one vote per share on such matters. The two classes of Common Stock vote together, as a single class on all matters except as otherwise required by applicable law.

     The Class A Common Stock will automatically be converted into shares of Class B Common Stock on a share-for-share basis upon any transfer or purported transfer to any person other than: (i) a dividend or other distribution of the shares of Class A Common Stock to the shareholders of BWI; or (ii) family members of the holder of Class A Common Stock, or trusts for the benefit of or entities controlled by the holder of Class A Common Stock or family members of the holder.

     On October 29, 1997, the Company consummated an initial public offering of 3,000,000 shares of Class B Common Stock. An additional 450,000 shares of Class B Common Stock were sold on November 25, 1997 pursuant to the exercise of the underwriters' overallotment option. All shares were issued at an initial price of $9.67 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses of the offering, was $30.0 million.

     On June 10, 1999, the Company consummated a secondary public offering of 2,600,000 shares of Class B Common Stock. An additional 390,000 shares of Class B Common Stock were sold on July 1, 1999 pursuant to the exercise of the underwriters' overallotment option. All shares were issued at a price of $34.00 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses of the offering, was $96.1 million.

         On August 24, 1999, the Board of Directors approved the purchase of up to 2,000,000 shares of the Company's outstanding shares of Class B Common Stock. This purchase was approved through August 23, 2000. As of December 31, 1999, 1,304,858 shares had been purchased at an average price of $23.25 and are included in treasury stock. The Company purchased the treasury stock because management felt the market undervalued the stock.

     On October 29, 1997 and October 22, 1998, 1,383 and 831 shares, respectively, of Class B Common Stock were granted to the two non-employee directors of the Company, representing the stock portion of their annual retainer for serving on the Board of Directors. Compensation expense relating to these grants was $15,000 in both 1997 and 1998. On October 13, 1999, 1,212 shares of Class B Common Stock was granted to the four non-employee directors of the Company, representing the stock portion of their annual retainer for serving on the Board of Directors. Compensation expense relating to these grants was $30,000 in 1999.

     On December 31, 1998, BWI made a distribution to the holders of BWI Common Stock of the 15,321,429 shares of Priority Class A Common Stock owned by BWI on the basis of .448 shares of Priority Class A Common Stock for each share of BWI Common Stock outstanding on December 15, 1998, which was the Record Date for the Distribution. The fraction of a share of Priority Class A Common Stock that was distributed for each share of BWI Common Stock was based upon the number of shares of Priority Class A Common Stock owned by BWI divided by the number of shares of BWI Common Stock outstanding on the Record Date.

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

     On August 25, 1997, the Board of Directors and BWI, as sole shareholder of the Company, adopted the 1997 Stock Option and Incentive Plan (the "1997 Stock Option Plan"). Under the 1997 Stock Option Plan, the Company may award stock options and shares of restricted stock to officers, key employees and consultants of the Company. The aggregate number of shares of Class B Common Stock that may be awarded under the 1997 Stock Option Plan is 2,875,000, subject to adjustment in certain events. No individual participant may receive awards for more than 300,000 shares in any calendar year. Under the 1997 Stock Option Plan, awards of restricted shares may be made, in which case the grantee would be granted shares of Class B Common Stock, subject to any determined forfeiture or transfer restrictions.

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

     On August 25, 1997, the Board of Directors and BWI, as sole shareholder of the Company, approved the adoption of the Outside Directors Stock Option Plan (the "Directors Plan"). The Directors Plan reserves for issuance 37,500 shares of the Company's Class B Common Stock, subject to adjustment in certain events. Pursuant to the Directors Plan, each non-employee director will be automatically granted an option to purchase 1,500 shares of Class B Common Stock on June 1 of each year beginning June 1, 1998. The option exercise price per share will be the fair market value of one share of Class B Common Stock on the date of grant. Each option becomes exercisable six months following the date of grant and expires 10 years following the date of grant.

     On September 15, 1998, the Board of Directors of the Company approved the adoption of the Broad Based Stock Option Plan (the "Broad Based Plan"). The Broad Based Plan reserves for issuance 600,000 shares of the Company's Class B Common Stock, subject to adjustment in certain events. The number of shares which may be granted under the Broad Based Plan during any calendar year shall not exceed 40,000 shares to any one person.

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

                                                YEAR ENDED DECEMBER 31,
                                         ----------------------------------
                                           1997         1998         1999
                                         --------     --------     --------
                                                   (IN THOUSANDS)
Net earnings - as reported ..........    $  6,151     $ 10,143     $ 20,694
       Pro forma impact of
           BWI option grants (Note 2)        (377)         (54)        --
       Pro forma impact of
           Company option grants ....        (224)      (1,718)      (4,049)
                                         --------     --------     --------
Pro forma net earnings ..............    $  5,550     $  8,371     $ 16,645
                                         ========     ========     ========
Pro forma earnings per share:
       Basic ........................    $   0.35     $   0.45     $   0.82
       Diluted ......................    $   0.35     $   0.44     $   0.80

     The fair values of the Company's 1997, 1998 and 1999 option grants were estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

                                              1997         1998         1999
                                           --------     --------     --------
Risk free interest rate ..............       5.90%        5.02%        5.67%
Expected dividend yield ..............        .00%         .00%         .00%
Expected life of options .............       4.60         4.71         4.87
Volatility of stock price ............      54.79%       55.94%       57.09%
Weighted average fair value of options     $ 5.01       $ 6.43       $16.80

     The Board of Directors granted a non-qualified stock option to a consultant of the Company for 75,000 shares of Class B Common Stock effective at the closing date of the IPO. This option granted to the consultant of the Company (a non-employee under SFAS No. 123 and APB 25) resulted in $350,000 of compensation expense that was recorded by the Company in October, 1997. The compensation expense was determined based on the fair value of those options at the date of grant as estimated by using the Black-Scholes option pricing model.

     As discussed in Note 2--Related Party Transactions, prior to the IPO, certain employees of the Company were granted options to purchase BWI stock under a BWI stock option plan. On December 31, 1998, the unvested BWI stock options held by these employees were converted to options to purchase 100,549 shares of Class B Common Stock of the Company. No compensation expense was recorded on the conversion.

Changes in stock options under all of the Company's plans are shown below:

                                                   NUMBER OF   WEIGHTED AVERAGE
                                                    SHARES     PRICE PER SHARE
                                                   ---------   ----------------


Options outstanding at December 31, 1996........         --              --
Forfeited during 1997...........................    (20,700)        $  9.67
Granted during 1997.............................    709,575         $  9.68
Exercised during 1997...........................         --              --
                                                  ----------
Options outstanding at December 31, 1997
(0 shares exercisable)..........................    688,875         $  9.68
Forfeited during 1998...........................    (43,680)        $ 10.61
Granted during 1998.............................    802,380         $ 12.43
Exercised during 1998...........................         --              --
Converted from BWI during 1998..................    100,549         $  9.50
                                                  ---------
Options outstanding at December 31, 1998
(0 shares exercisable)..........................  1,548,124         $ 11.07
Forfeited during 1999...........................    (76,990)        $ 19.52
Granted during 1999.............................    983,585         $ 30.89
Exercised during 1999...........................   (130,560)        $  9.73
                                                  ---------
Options outstanding at December 31, 1999
(320,493 shares exercisable)....................  2,324,159         $ 19.25
                                                  =========
Available for grant at December 31, 1999........  1,057,781
                                                  =========

     Additional information regarding the Company's options outstanding at December 31, 1999 is shown below:

                                                     WEIGHTED AVERAGE
                               NUMBER OUTSTANDING       REMAINING        WEIGHTED AVERAGE
  RANGE OF EXERCISE PRICES    AT DECEMBER 31, 1999   CONTRACTUAL LIFE     EXERCISE PRICE
  ------------------------    --------------------   ----------------    ----------------
      $ 8.16 to $13.33             1,363,758            8.53 Years            $11.11
      $25.58 to $35.94               960,401            9.47 Years            $30.83

NOTE 11--COMMITMENTS

     The Company leases warehouse and office space under noncancelable operating leases expiring at various dates through 2004, with options to renew for various periods. Minimum commitments under leases aggregate $812,000 for 2000, $758,000 for 2001, $705,000 for 2002, $651,000 for 2003 and $642,000 for 2004.

     The consolidated rent expense for 1997, 1998 and 1999 was $515,000, $635,000 and $674,000, respectively, of which approximately $89,000 in 1997, $26,000 in 1998 and $370,000 in 1999 pertained to leases with terms of one year or less.

NOTE 12--MAJOR CUSTOMERS AND OTHER CONCENTRATIONS

     The Company services customers in 50 states and Puerto Rico. For the years ended December 31, 1997, 1998 and 1999, the Company had one customer, Everest Healthcare Services Corporation, which accounted for 11%, 12%, and 10%, respectively, of the Company's revenues. The Company sells goods and services to its customers on various payment terms which entail accounts receivable exposure. Although the Company monitors closely the creditworthiness of its customers, there can be no assurance that the Company will not incur a write-off or writedown of a significant account in the future.

     Product provided by the Company's largest vendor accounted for approximately 40% of total revenues in 1997, 32% in 1998 and 21% in 1999. In addition, the sale of one product supplied by this vendor accounted for 35% of revenues in 1997, 27% in 1998 and 18% in 1999. This product is available from only one manufacturer, with which the Company must maintain a good working relationship. The Company is a party in a lawsuit involving this vendor. See
Note 13--Legal Proceedings. The Company also has another vendor whose products accounted for approximately 11% of total revenues in 1999.

NOTE 13--LEGAL PROCEEDINGS

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

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations. As of December 31, 1999, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company. See Note 12--Major Customers and Other Concentrations.

     The Company is also subject to ordinary and routine litigation incidental to its business, none of which is expected to be material to the Company's results of operations, financial condition, or cash flows.

     On November 14, 1995, an investigator for the Food and Drug Administration (the "FDA"), accompanied by an inspector from the State of Florida Board of Pharmacy, inspected the Company's pharmacy in Florida. At the end of the inspection, the FDA investigator issued an FDA Form-483, which is the form used by FDA investigators to identify any observed or suspected noncompliance with the laws administered by the agency. The FDA Form-483 identified the facility as a pharmacy/repackager and listed three observations related to certain requirements that the FDA typically imposes on manufacturers of sterile products. The Company advised the FDA in December 1995 that the Company believes it is not, within the statutory or regulatory meaning of these terms, a repackager or a manufacturer. A second inspection of the same facility occurred on June 26, 1997, in which the FDA investigator was again accompanied by Florida pharmacy authorities. The FDA investigator issued a substantially identical FDA Form-483 at the end of that inspection. The Florida State Board of Pharmacy did not issue any deficiencies regarding the operations of this pharmacy in either of these inspections.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Priority Healthcare Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Priority Healthcare Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Orlando, Florida
February 22, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in or disagreements with the Company's independent certified public accountants on accounting or financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)      1.       Financial Statements:

                     The following consolidated financial statements of the Company and its subsidiaries are set forth in
                     Part II, Item 8.

                     Consolidated Statements of Earnings for the years ended December 31, 1997, December 31, 1998 and December 31, 1999

                     Consolidated Balance Sheets as of December 31, 1998 and December 31, 1999

                     Consolidated Statements of Cash Flows for the years ended December 31, 1997, December 31, 1998 and December 31, 1999

                     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, December 31, 1998 and December 31, 1999

                     Notes to Consolidated Financial Statements

                     Report of Independent Certified Public Accountants

            2.       Financial Statement Schedules:

                     Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves is included. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

                                  PRIORITY HEALTHCARE CORPORATION

                                  BY: /s/ ROBERT L. MYERS
                                     ------------------------
Dated: March 13, 2000                    Robert L. Myers
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

              SIGNATURE                                TITLE                                      DATE
              ---------                                -----                                      ----

        /s/  WILLIAM E. BINDLEY             Chairman of the Board                            March  13, 2000
        ------------------------
        William E. Bindley

        /s/  ROBERT L. MYERS                President, Chief Executive Officer and           March  13, 2000
        ------------------------            Director (Principal Executive Officer)
        Robert L. Myers


       /s/  DONALD J. PERFETTO             Chief Financial Officer and Director             March  13, 2000
        ------------------------           (Principal Financial and Accounting
       Donald J. Perfetto                   Officer)


       /s/  STEVEN D. COSLER               Executive Vice President and Chief               March  13, 2000
       -------------------------           Operating Officer and Director
       Steven D. Cosler


       /s/  MICHAEL D. MCCORMICK           Director                                         March  13, 2000
       -------------------------
       Michael D. McCormick

       /s/  RICHARD W. ROBERSON            Director                                        March  13, 2000
       -------------------------
       Richard W. Roberson

       /s/  THOMAS J. SALENTINE            Director                                        March  13, 2000
       -------------------------
       Thomas J. Salentine

       /s/  REBECCA M. SHANAHAN            Director                                        March  13, 2000
       -------------------------
       Rebecca M. Shanahan

                         PRIORITY HEALTHCARE CORPORATION
                        FINANCIAL STATEMENT SCHEDULE II -
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (000'S OMITTED)

                                                                                            ACCOUNTS
                                           BALANCES AT      CHARGED TO      CHARGED TO     WRITTEN OFF     BALANCES AT
                                            BEGINNING       COSTS AND         OTHER           NET OF           END
                                            OF YEAR         EXPENSES        ACCOUNTS       RECOVERIES       OF YEAR
                                           ------------------------------------------------------------------------
 Allowances for doubtful accounts:
 Year ended December 31, 1997.............   $ 815           $ 283 $            --          $(696)          $ 402
 Year ended December 31, 1998.............     402             221              --            155             778
 Year ended December 31, 1999.............     778           1,655              --           (669)          1,764

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Shareholders of Priority Healthcare Corporation

Our audits of the consolidated financial statements referred to in our report dated February 22, 2000, appearing in the Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Orlando, Florida
February 22, 2000

                                INDEX TO EXHIBITS

                                                                                 SEQUENTIAL
 EXHIBIT                                                                            PAGE
 NUMBER                  DOCUMENT DESCRIPTION                                      NUMBER
-------- ----------------------------------------------------------------------------------


3-A      (7)  Restated Articles of Incorporation of the Registrant.

3-B      By-Laws of the Registrant, as amended to date.

4        (8) Loan Agreement By and Between the Registrant (the "Borrower") and
         Suntrust Bank, Central Florida, National Association (the "Bank") dated
         November 24, 1998.

10-A     (1)  Administrative Services Agreement between the Registrant and BWI.

10-B     (1)  Tax Sharing Agreement between the Registrant and BWI.

10-C     (1)  (i)*1997 Stock Option and Incentive Plan of the Registrant.
         (2) (ii)*First Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.
         (9)  (iii)*Second Amendment to the 1997 Stock Option and Incentive
              Plan of the Registrant.

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

10-H * Form of Termination Benefits Agreement, dated January 1, 2000, between the Registrant and each of Messrs. Bryant, Cosler and Perfetto.

10-I     Form of Noncompete Agreement, dated January 1, 2000, between the
         Registrant and each of Messrs. Bryant, Cosler and Perfetto.

10-L (1) Indemnification and Hold Harmless Agreement between the Registrant and BWI.

10-M (1) *Consulting Agreement dated as of January 1, 1995, by and among the Registrant, BWI and Martin A. Nassif.

10-O     (3)    Revolving Credit Promissory Note by BWI in favor of the Registrant.

10-P     (4)    *(i)Broad Based Stock Option Plan of the Registrant.
         (8)    *(ii)First Amendment to the Broad Based Stock Option Plan of the
                 Registrant.

10-Q     (5)    *Profit Sharing Plan of Priority Healthcare Corporation and
                Subsidiaries.
                  *(i)First  Amendment to the Profit Sharing Plan of Priority
                  Healthcare Corporation and Affiliates.
                  *(ii)Second Amendment to the Profit Sharing Plan of Priority
                  Healthcare Corporation and Affiliates.

10-R     (8)     *Priority Healthcare Corporation 401(k) Excess Plan.


10-S (8) *(i) Employment Agreement between the Registrant and Guy F. Bryant dated March 1, 1999; and
         (8) (ii) Noncompete Agreement between the Registrant and Guy F. Bryant dated March 1, 1999.

10-T     (8) *(i) Employment Agreement between the Registrant and Steven D.
         Cosler dated March 1, 1999; and
         (8) (ii) Noncompete Agreement between the Registrant and Steven D.
         Cosler dated March 1, 1999.

10-U     (8) *(i) Employment Agreement between the Registrant and Donald J.
         Perfetto dated March 1, 1999; and
         (8) (ii) Noncompete Agreement between the Registrant and Donald J.
         Perfetto dated March 1, 1999.

10-V     (6) Distribution Agreement, dated as of October 23, 1998, between the
         Registrant and Bindley Western Industries, Inc.

21       Subsidiaries of the Registrant.

23       Consent of Independent Accountants

27       Financial Data Schedule.

----------
* The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

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

(7) The copy of this exhibit filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-82481) is incorporated herein by reference.

(8) The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

(9) The copy of this exhibit filed as Exhibit 4.3(iii) to the Company's Registration Statement on Form S-8 (Registration No. 333-82481) is incorporated herein by reference.