Form 10-Q
period 2000-04-01
PRIORITY HEALTHCARE CORP
filed 2000-05-03
CIK 1037975

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (MARK ONE)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
 -           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 1, 2000

                                       OR

 __      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 000-23249

                         PRIORITY HEALTHCARE CORPORATION
             (Exact name of registrant as specified in its charter)

         INDIANA                                       35-1927379
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

     250 TECHNOLOGY PARK, SUITE 124
          LAKE MARY, FLORIDA                          32746
(Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (407) 804-6700

             FORMER FISCAL YEAR WAS CALENDAR YEAR ENDING DECEMBER 31
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No   __
      -

As of April 24, 2000, the number of shares outstanding of each of the issuer's classes of common stock were as follows:

                        Class A Common Stock - 4,634,289

                        Class B Common Stock - 17,642,978

                         PART I - FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS.


                         PRIORITY HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)
                                                     THREE-MONTH    THREE-MONTH
                                                     PERIOD ENDED   PERIOD ENDED
                                                        APRIL 1,     MARCH 31,
                                                         2000          1999
                                                     ---------------------------

 Net sales........................................    $ 136,553        $83,159
 Cost of products sold............................      119,661         72,853
                                                      ---------       --------
 Gross profit.....................................       16,892         10,306

 Selling, general and administrative expense......        6,793          4,251
 Depreciation and amortization....................          345            313
                                                      ---------       --------
 Earnings from operations.........................        9,754          5,742

 Interest income..................................        1,204            258
                                                      ---------       --------
 Earnings before income taxes.....................       10,958          6,000

 Provision for income taxes.......................        4,197          2,382
                                                      ---------       --------
 Net earnings.....................................      $ 6,761        $ 3,618
                                                      =========       ========

 Earnings per share:
         Basic......                                        $.33           $.19
         Diluted..................................          $.32           $.19
 Weighted average shares outstanding:
        Basic.......                                  20,715,216     18,831,438
        Diluted...................................    21,165,138     19,233,594


          See accompanying notes to consolidated financial statements.

                         PRIORITY HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                                     (UNAUDITED)
                                                                                       APRIL 1,     DECEMBER 31,
                                                                                         2000          1999
                                                                                ---------------------------------
ASSETS:
Current assets:
     Cash and cash equivalents.............................................            $ 50,346         $ 24,814
     Marketable securities.................................................              48,923           56,795
     Receivables, less allowance for doubtful accounts of
                $1,879 and $1,764, respectively............................              91,309           88,793
     Finished goods inventory..............................................              31,336           30,920
     Deferred income taxes.................................................               1,685            1,685
     Other current assets..................................................               2,963            1,860
                                                                                      ---------         --------
                                                                                        226,562          204,867
Fixed assets, net..........................................................               2,748            2,562
Deferred income taxes......................................................                  38               38
Other assets    ...........................................................                  --              469
Intangibles, net...........................................................               9,647            9,768
                                                                                      ---------         --------
               Total assets................................................           $ 238,995        $ 217,704
                                                                                      =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable......................................................            $ 59,318         $ 53,897
     Other current liabilities.............................................               5,654            5,200
                                                                                      ---------         --------
                                                                                         64,972           59,097

Commitments and contingencies (note 5)

Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, none
            issued and outstanding.........................................                  --               --
     Common stock
          Class A, $0.01 par value, 15,000,000 shares authorized, (and split adjusted) 4,687,368 and 5,241,422 issued and outstanding,
             respectively..................................................                  47               52
          Class B, $0.01 par value, 40,000,000 shares authorized, (and split adjusted) 17,588,849 and 16,642,434 issued and outstanding,
             respectively..................................................                 176              167
          Additional paid in capital.......................................             160,085          151,036
          Retained earnings................................................              44,449           37,688
                                                                                      ---------         --------
                                                                                        204,757          188,943
          Less:  Common stock in treasury (at cost), 1,310,980 and
                           1,304,858 shares, respectively..................            (30,734)         (30,336)
                                                                                      ---------         --------
               Total shareholders' equity..................................             174,023          158,607
                                                                                      ---------         --------

               Total liabilities and shareholders' equity..................           $ 238,995        $ 217,704
                                                                                      =========        =========

          See accompanying notes to consolidated financial statements.

                         PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                                                    THREE-MONTH       THREE-MONTH
                                                                                    PERIOD ENDED      PERIOD ENDED
                                                                                       APRIL 1,         MARCH 31,
                                                                                        2000              1999
                                                                                ----------------------------------

Cash flow from operating activities:
     Net income...........................................                             $ 6,761           $ 3,618
        Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization...............................                345               313
               Provision for doubtful accounts.............................                384               240
               Deferred income taxes.......................................                  --              (46)
        Change in assets and liabilities:
               Receivables.................................................             (2,900)           (4,566)
               Finished goods inventory....................................               (416)             (145)
               Accounts payable............................................              5,421             2,124
               Other current assets and liabilities........................               (649)             (587)
                                                                                       -------           -------
                 Net cash provided by operating activities.................              8,946               951
                                                                                       -------           -------
Cash flow from investing activities:
     Sale of marketable securities.........................................              7,872                --
     Purchase of fixed assets..............................................               (410)              (65)
     Decrease in other assets..............................................                469               --
                                                                                       -------           -------
                 Net cash provided by (used in) by investing activities....              7,931               (65)
                                                                                       -------           -------
Cash flow from financing activities:
     Net change in amounts due to /from BWI................................                 --             3,351
     Proceeds from stock option exercises and related tax benefit..........              9,053             1,467
     Payments for purchase of treasury stock...............................               (398)               --
                                                                                       -------           -------
                 Net cash provided by financing activities.................              8,655             4,818
                                                                                       -------           -------

Net increase in cash.......................................................             25,532             5,704
Cash and cash equivalents at beginning of period...........................             24,814                 2
                                                                                       -------           -------
Cash and cash equivalents at end of period.................................           $ 50,346           $ 5,706
                                                                                      =========          =======

Supplemental cash flow information:
     Income taxes paid.....................................................           $    159           $ 1,500

          See accompanying notes to consolidated financial statements.

                         PRIORITY HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three-month periods ended April 1, 2000 and March 31, 1999 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

2. On April 12, 2000, the Company changed its reporting period for this fiscal year from a calendar year ending December 31 to the 52 or 53 week period ending on the Saturday closest to December 31. The three months ended April 1, 2000 and March 31, 1999 each contained 13 weeks.

3. A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the three month periods ended April 1, 2000 and March 31, 1999:

                                                              (000'S OMITTED)
                                                               2000    1999

     Weighted average number of Class A and Class B
         Common shares outstanding used as the denominator
         in the basic earnings per share calculation          20,715   18,831

     Additional shares assuming exercise of dilutive
         stock options                                           450      403
                                                              ------   ------
     Weighted average number of Class A and Class B
         Common and equivalent shares used as the denominator
         in the diluted earnings per share calculation        21,165   19,234
                                                              ======   ======

4. The Company has classified all of its investments in marketable securities as available-for-sale. These investments are stated at fair value, with any unrealized holding gains or losses, net of tax, included as a component of shareholders' equity until realized. The cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income is included as a component of current earnings. Investments with an original maturity of less than 3 months are included as cash equivalents.

     At April 1, 2000 and December 31, 1999 all of the Company's investments in marketable securities were investment-grade government and corporate debt instruments. These investments had a fair value of approximately $98.4 million (which includes approximately $49.5 million classified as cash equivalents) and $75.0 million (which includes approximately $18.2 million classified as cash equivalents) at April 1, 2000 and December 31, 1999, respectively. The amortized cost of available-for-sale securities approximated their market value at April 1, 2000 and December 31, 1999. There were no unrealized holding gains or losses at April 1, 2000 or December 31, 1999 and all of the investments mature within one year from those dates. No investments were disposed of during the three month period ended April 1, 2000 and there were no realized gains or losses recorded in earnings for that period. The Company had no investment in marketable securities during the three month period ended March 31, 1999.

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

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles, Ltd., Inc. ("Charise Charles") are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations. As of April 1, 2000, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

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

     Results of Operations.

     The following table sets forth for the periods indicated, the percentages of total revenues represented by the respective financial items:

                                                   THREE-MONTH      THREE-MONTH
                                                   PERIOD ENDED     PERIOD ENDED
                                                     APRIL 1,        MARCH 31,
                                                       2000            1999
                                                --------------------------------

 Net sales.....................................       100.0%           100.0%
 Cost of products sold.........................        87.6             87.6
                                                   --------         --------

 Gross profit..................................        12.4             12.4

 Selling, general and administrative expense...         5.0              5.1
 Depreciation and amortization.................          .3               .4
                                                   --------         --------
 Earnings from operations......................         7.1              6.9

 Interest income...............................          .9               .3
                                                   --------         --------
 Earnings before income taxes..................         8.0              7.2

 Provision for income taxes....................         3.1              2.9
                                                   --------         --------
 Net earnings..................................         5.0%             4.4%
                                                   ========         ========


     Net sales increased to $136.6 million in the first three months of 2000 from $83.2 million in the first three months of 1999, an increase of 64%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of Pharmacy Plus, Ltd. and Monitors Unlimited, Inc. and inflationary price increases.

     Gross profit increased to $16.9 million in the first three months of 2000 from $10.3 million in the first three months of 1999, an increase of 64%. Gross profit as a percentage of net sales was 12.4% in the first three months of 2000 and 1999. The increase in gross profit reflected increased sales. Competition continues to exert pressure on margins.

     Selling, general and administrative ("SGA") expense increased to $6.8 million in the first three months of 2000 from $4.3 million in the first three months of 1999, an increase of 60%. SGA expense as a percentage of net sales decreased in the first three months of 2000 to 5.0% from 5.1% in the first three months of 1999. The increase in SGA expense reflected the growth in our business and the acquisitions of Pharmacy Plus and Monitors Unlimited. The decrease in SGA expense as a percentage of net sales resulted from the spreading of fixed costs over a larger sales base. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

     Depreciation and amortization ("D&A") increased to $345,000 in the first three months of 2000 from $313,000 in the first three months of 1999, an increase of 10%. The increase in D&A was primarily the result of additional depreciation on computer hardware and software, furniture and equipment for our new corporate facility and transportation equipment, offset, in part, by a decrease in amortization of intangible assets that became fully amortized.

     Interest income increased to $1.2 million in the first three months of 2000 from $258,000 in the first three months of 1999, an increase of 367%. In the first three months of 2000 the interest income was primarily related to amounts earned by investing cash and funds received from the June and July 1999 secondary public offering of our Class B Common Stock and employee stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities. In the first three months of 1999, interest income of $45,000 was primarily related to amounts earned by investing cash in overnight repurchase agreements with a major financial institution and interest income of $213,000 was related to loaning funds received from the October 1997 initial public offering of our Class B Common Stock to Bindley Western Industries, Inc. ("BWI"). The interest income on the loans to BWI was calculated by applying BWI's average incremental borrowing rate to the average outstanding loans. The average outstanding loans to BWI were $13.5 million and BWI's average incremental borrowing rate was 5.3% in the first three months of 1999.

     The provision for income taxes in the first three months of 2000 and 1999 represented 38.3% and 39.7%, respectively, of earnings before taxes. During the fourth quarter of 1999, we implemented selected tax strategies which reduced our effective tax rate.

     Liquidity - Capital Resources.

     NET CASH PROVIDED BY OPERATING ACTIVITIES. Our operations generated $8.9 million in cash during the first three months of 2000. Receivables increased $2.9 million during the first three months of 2000, primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Inventory increased $416,000 during the first three months of 2000 primarily to support the increase in sales. Accounts payable increased $5.4 million to more than offset the cash required for the receivables and inventory increases. The accounts payable increase was attributable to the increase in inventory, the timing of payments and the credit terms negotiated with vendors. We anticipate that our operations may require cash to fund our growth. Depreciation and amortization totaled $345,000 during the first three months of 2000. Provision for doubtful accounts totaled $384,000 during the first three months of 2000.

     NET CASH PROVIDED BY INVESTING ACTIVITIES. During the first three months of 2000, $7.9 million of marketable securities matured and we invested the proceeds in shorter term investments in order to have the funds available for anticipated interest rate increases. Capital expenditures during the first three months of 2000 totaled $410,000. Primarily these purchases were for computer hardware and software and furniture and equipment for the new corporate facility. We expect that capital expenditures during the last nine months of 2000 will be approximately $1.1 million and during 2001 will be approximately $1.5 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software, telecommunications equipment, and furniture and equipment for the new corporate facility.

     NET CASH PROVIDED BY FINANCING ACTIVITIES. During the first three months of 2000, we received proceeds of $9.1 million, including the income tax benefit, from stock option exercises. Also during the first three months of 2000, we purchased treasury stock for $398,000.

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

     On April 1, 2000 we had cash and cash equivalents of $50.3 million, marketable securities of $48.9 million and working capital of $161.6 million. In addition, we have a $10.0 million unsecured line of credit which has not been used. We believe that the cash and cash equivalents, marketable securities, working capital, cash from operations and availability under our line of credit will be sufficient to meet our working capital needs for at least two years.

     Year 2000 Issues.

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

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

                  Exhibit 10-Q (iii)  Third Amendment to the Profit Sharing Plan
                                      of Priority Healthcare Corporation and
                                      Affiliates (filed herewith)

                  Exhibit 27          Financial Data Schedule (filed herewith)

     (b) Reports on Form 8-K

           On April 26, 2000, the Company filed a Current Report on Form 8-K dated April 26, 2000, reporting a change in its fiscal year end from December 31 to the Saturday closest to December 31 in each year, beginning with the fiscal year ending December 30, 2000. For interim reporting purposes, under the new fiscal year calendar, the Company's fiscal quarters will be based on a 4/4/5 week standard.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     May 3, 2000           PRIORITY HEALTHCARE CORPORATION


                           BY:     /s/   DONALD J. PERFETTO
                                ---------------------------
                                Donald J. Perfetto
                                Executive Vice President and Chief Financial
                                Officer
                                (Principal Financial Officer and Duly Authorized Officer)