Form 10-Q
period 2000-07-01
PRIORITY HEALTHCARE CORP
filed 2000-07-28
CIK 1037975

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JULY 1, 2000

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

                         250 TECHNOLOGY PARK, SUITE 124
                            LAKE MARY, FLORIDA 32746
               ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (407) 804-6700

                                    NO CHANGE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,

                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

As of July 24, 2000, the number of shares outstanding of each of the issuer's classes of common stock were as follows:

                        Class A Common Stock - 4,338,972

                        Class B Common Stock - 18,352,124

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         PRIORITY HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                    SIX-MONTH         SIX-MONTH       THREE-MONTH       THREE-MONTH
                                                 PERIOD ENDED      PERIOD ENDED      PERIOD ENDED      PERIOD ENDED
                                                      JULY 1,          JUNE 30,           JULY 1,          JUNE 30,
                                                         2000              1999              2000              1999
                                                 ------------      ------------      ------------       -----------
Net sales .................................       $   282,739       $   185,203       $   146,186       $   102,044
Cost of products sold .....................           248,666           162,326           129,005            89,473
                                                  -----------       -----------       -----------       -----------
Gross profit ..............................            34,073            22,877            17,181            12,571

Selling, general and administrative expense            13,666             9,238             6,873             4,987
Depreciation and amortization .............               690               614               345               301
                                                  -----------       -----------       -----------       -----------
Earnings from operations ..................            19,717            13,025             9,963             7,283

Interest income ...........................             2,743               614             1,539               356
                                                  -----------       -----------       -----------       -----------
Earnings before income taxes ..............            22,460            13,639            11,502             7,639

Provision for income taxes ................             8,602             5,415             4,405             3,033
                                                  -----------       -----------       -----------       -----------

Net earnings ..............................       $    13,858       $     8,224       $     7,097       $     4,606
                                                  ===========       ===========       ===========       ===========

Earnings per share:
        Basic .............................       $       .66       $       .43       $       .34       $       .24
        Diluted ...........................       $       .65       $       .42       $       .33       $       .23
Weighted average shares outstanding:
        Basic ..............................       20,869,522        19,146,333        21,025,534        19,469,188
        Diluted ...........................        21,314,754        19,664,223        21,466,075        20,102,812


          See accompanying notes to consolidated financial statements.

                         PRIORITY HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                           (UNAUDITED)
                                                                             JULY 1,        DECEMBER 31,
                                                                               2000             1999
                                                                            ---------       -----------
ASSETS:
Current assets:
     Cash and cash equivalents ......................................       $  28,779        $  24,814
     Marketable securities ..........................................          92,606           56,795
     Receivables, less allowance for doubtful accounts of
                $1,909 and $1,764, respectively .....................          98,385           88,793
     Finished goods inventory .......................................          24,807           30,920
     Deferred income taxes ..........................................           1,917            1,685
     Other current assets ...........................................           7,423            1,860
                                                                            ---------        ---------
                                                                              253,917          204,867
Fixed assets, net ...................................................           3,655            2,562
Deferred income taxes ...............................................              38               38
Other assets ........................................................           2,019              469
Intangibles, net ....................................................           9,527            9,768
                                                                            ---------        ---------

               Total assets .........................................       $ 269,156        $ 217,704
                                                                            =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable ...............................................       $  64,114        $  53,897
     Other current liabilities ......................................          10,542            5,200
                                                                            ---------        ---------
                                                                               74,656           59,097

Commitments and contingencies (note 6)

Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, none
            issued and outstanding ..................................            --               --
     Common stock
          Class A, $0.01 par value, 55,000,000 shares authorized,
                    4,411,676 and 5,241,422 issued and outstanding,
                    respectively ....................................              44               52
          Class B, $0.01 par value, 180,000,000 shares authorized,
                    18,277,810 and 16,642,434 issued and outstanding,
              respectively ..........................................             183              167
          Additional paid in capital ................................         173,834          151,036
          Retained earnings .........................................          51,546           37,688
          Accumulated comprehensive loss ............................            (373)            --
                                                                            ---------        ---------
                                                                              225,234          188,943
          Less:  Common stock in treasury (at cost), 1,310,980 and
                           1,304,858 shares, respectively ...........         (30,734)         (30,336)
                                                                            ---------        ---------
               Total shareholders' equity ...........................         194,500          158,607
                                                                            ---------        ---------

               Total liabilities and shareholders' equity ...........       $ 269,156        $ 217,704
                                                                            =========        =========

          See accompanying notes to consolidated financial statements.

                         PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                                           SIX-MONTH       SIX-MONTH
                                                                        PERIOD ENDED    PERIOD ENDED
                                                                             JULY 1,        JUNE 30,
                                                                                2000            1999
                                                                        ------------    ------------
Cash flow from operating activities:
     Net income ...................................................       $ 13,858        $  8,224
        Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization ......................            690             614
               Provision for doubtful accounts ....................            508             298
               Loss on disposal of fixed assets ...................           --                27
               Deferred income taxes ..............................           --               (46)
        Change in assets and liabilities:
               Receivables ........................................        (10,100)        (15,115)
               Finished goods inventory ...........................          6,113          (6,216)
               Accounts payable ...................................         10,217          14,509
               Other current assets and liabilities ...............           (221)          1,213
                                                                          --------        --------
                 Net cash provided by operating activities ........         21,065           3,508
                                                                          --------        --------
Cash flow from investing activities:
     Purchase of marketable securities ............................        (36,416)        (33,454)
     Purchase of fixed assets .....................................         (1,542)           (212)
     Acquisition of business ......................................           --            (3,495)
     Increase in other assets .....................................         (1,550)           (250)
                                                                          --------        --------
                 Net cash used by investing activities ............        (39,508)        (37,411)
                                                                          --------        --------
Cash flow from financing activities:
     Net change in amounts due to /from BWI .......................           --             3,416
     Proceeds from stock option exercises and related tax benefit .         22,806           1,839
     Net proceeds from secondary stock offering ...................           --            83,380
     Payments for purchase of treasury stock ......................           (398)           --
                                                                          --------        --------
                 Net cash provided by financing activities ........         22,408          88,635
                                                                          --------        --------
Net increase in cash ..............................................          3,965          54,732
Cash and cash equivalents at beginning of period ..................         24,814               2
                                                                          --------        --------
Cash and cash equivalents at end of period ........................       $ 28,779        $ 54,734
                                                                          ========        ========

Supplemental cash flow information:
     Income taxes paid ............................................       $    585        $  3,920

          See accompanying notes to consolidated financial statements.

                         PRIORITY HEALTHCARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three and six month periods ended July 1, 2000 and June 30, 1999 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

2. On April 12, 2000, the Company changed its reporting period for this fiscal year from a calendar year ending December 31 to the 52 or 53 week period ending on the Saturday closest to December 31. The three and six month periods ended July 1, 2000 and June 30, 1999 each contained 13 and 26 weeks, respectively.

3. A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the three and six month periods ended July 1, 2000 and June 30, 1999:

                                                                (000'S OMITTED)
                                                                 2000      1999
                                                                ------    ------

Six-month periods ended July 1 and June 30:

Weighted average number of Class A and Class B
    Common shares outstanding used as the denominator
    in the basic earnings per share calculation                 20,870    19,146

Additional shares assuming exercise of dilutive
    stock options                                                  445       518
                                                                ------    ------

Weighted average number of Class A and Class B
    Common and equivalent shares used as the denominator
    in the diluted earnings per share calculation               21,315    19,664
                                                                ======    ======

Three-month periods ended July 1 and June 30:

Weighted average number of Class A and Class B
    Common shares outstanding used as the denominator
    in the basic earnings per share calculation                 21,026    19,469

Additional shares assuming exercise of dilutive
    stock options                                                  440       634
                                                                ------    ------
Weighted average number of Class A and Class B
    Common and equivalent shares used as the denominator
    in the diluted earnings per share calculation               21,466    20,103
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

     At July 1, 2000 and December 31, 1999 all of the Company's investments in marketable securities were investment-grade government and corporate debt instruments. These investments had a fair value of approximately $115.6 million (which includes approximately $23.0 million classified as cash equivalents) and

     $75.0 million (which includes approximately $18.2 million classified as cash equivalents) at July 1, 2000 and December 31, 1999, respectively. At July 1, 2000 the amortized cost of available-for-sale securities was approximately $604,000 more than their market value and there was an unrealized holding loss, net of tax, of approximately $373,000. The amortized cost of available-for-sale securities approximated their market value at December 31, 1999 and there were no unrealized holding gains or losses. All of the investments mature within one year from July 1, 2000 and December 31, 1999. No investments were disposed of during the three and six month periods ended July 1, 2000 and June 30, 1999.

5. The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." The total comprehensive loss was $373,000 for the three and six month periods ended July 1, 2000. The Company's only item of other comprehensive loss is an unrealized loss on investments that has been reported separately within shareholders' equity on the consolidated balance sheet. There was no comprehensive gain or loss for the three and six month periods ended June 30, 1999.

6. IV-1, Inc. ("IV-1") and IV-One Services, Inc. ("IV-One Services") have been named as defendants in a second amended counterclaim filed by Amgen, Inc. ("Amgen") on May 14, 1996, in the Circuit Court of the Eighteenth Judicial District of Seminole County, Florida. Amgen has asserted that these entities tortiously interfered with a license agreement (the "License Agreement") between Amgen and Ortho Pharmaceutical Corporation ("Ortho"). Pursuant to this agreement, Amgen licensed Ortho to sell EPO for use in the treatment of non-dialysis patients, while Amgen reserved the exclusive right to sell EPO for use in the treatment of dialysis patients. Amgen has asserted that, prior to the purchase of IV-1 and IV-One Services by the Company, these entities induced Ortho to sell EPO to them for resale in the dialysis market in contravention of the License Agreement. Amgen has also alleged that IV-1 and IV-One Services were involved in a civil conspiracy to circumvent the terms of the License Agreement to allow the resale of EPO to the dialysis market. Furthermore, Amgen has asserted unfair competition claims against IV-1, including that IV-1 manufactured and distributed unapproved prefilled syringes of EPO and another product manufactured by Amgen in container systems unapproved by Amgen. Amgen did not specify a time frame for the acts complained of in the civil conspiracy and unfair competition allegations. In each count, Amgen has demanded an unspecified amount of compensatory damages, including costs and interest.

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles, Ltd., Inc. ("Charise Charles") are contractually obligated to provide legal defense and to indemnify the Company for any losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations. As of July 1, 2000, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Forward Looking Statements.

     Certain statements included in this quarterly report, which are not historical facts, are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements represent our expectations or beliefs and involve certain risks and uncertainties including, but not limited to, changes in interest rates, competitive pressures, changes in customer mix, changes in third party reimbursement rates, financial stability of major customers, changes in government regulations or the interpretation of these regulations, and asserted and unasserted claims, which could cause actual results to differ from those in the forward looking statements. The forward looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

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

     Results of Operations.

     The following table sets forth for the periods indicated, the percentages of total revenues represented by the respective financial items:

                                         SIX-MONTH     SIX-MONTH     THREE-MONTH    THREE-MONTH
                                      PERIOD ENDED  PERIOD ENDED    PERIOD ENDED   PERIOD ENDED
                                           JULY 1,      JUNE 30,         JULY 1,        JUNE 30,
                                              2000          1999           2000            1999
                                      ------------  ------------    ------------   ------------

Net sales .........................       100.0%        100.0%        100.0%          100.0%
Cost of products sold .............        87.9          87.6          88.2            87.7
                                         ------        ------        ------          ------
Gross profit ......................        12.1          12.4          11.8            12.3

Selling, general and administrative         4.8           5.0           4.7             4.9
Depreciation and amortization .....          .2            .3            .2              .3
                                         ------        ------        ------          ------
Earnings from operations ..........         7.0           7.0           6.8             7.1

Interest income ...................         1.0            .3           1.1              .3
                                         ------        ------        ------          ------
Earnings before income taxes ......         7.9           7.4           7.9             7.5

Provision for income taxes ........         3.0           2.9           3.0             3.0
                                         ------        ------        ------          ------

Net earnings ......................         4.9%          4.4%          4.9%            4.5%
                                         ======        ======        ======          ======


     Net sales increased to $282.7 million in the first six months of 2000 from $185.2 million in the first six months of 1999, an increase of 53%. Net sales increased to $146.2 million in the three months ended July 1, 2000, from $102.0 million in the three months ended June 30, 1999, an increase of 43%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of Pharmacy Plus, Ltd. and Monitors Unlimited, Inc. and inflationary price increases.

     Gross profit increased to $34.1 million in the first six months of 2000 from $22.9 million in the first six months of 1999, an increase of 49%. Gross profit as a percentage of net sales decreased in the first six months of 2000 to 12.1% from 12.4% in the first six months of 1999. Gross profit increased to $17.2 million in the three months ended July 1, 2000, from $12.6 million in the three months ended June 30, 1999, an increase of 37%. Gross profit as a percentage of net sales decreased in the three months ended July 1, 2000, to 11.8% from 12.3% in the three months ended June 30, 1999. The increase in gross profit reflected increased sales. The decrease in gross profit as a percentage of net sales was primarily attributed to the change in sales mix, as lower margin products experienced increased sales. Competition continues to exert pressure on margins.

     Selling, general and administrative ("SGA") expense increased to $13.7 million in the first six months of 2000 from $9.2 million in the first six months of 1999, an increase of 48%. SGA expense as a percentage of net sales decreased to 4.8% in the first six months of 2000 from 5.0% in the first six months of 1999. SGA expense increased to $6.9 million in the three months ended July 1, 2000, from $5.0 million in the three months ended June 30, 1999, an increase of 38%. SGA expense as a percentage of net sales decreased in the three months ended July 1, 2000, to 4.7% from 4.9% in the three months ended June 30, 1999. The increases in SGA expense reflected the growth in our business and the acquisitions of Pharmacy Plus and Monitors Unlimited. The decreases in SGA expense as a percentage of net sales resulted from the spreading of fixed costs over a larger sales base. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

     Depreciation and amortization ("D&A") increased to $690,000 in the first six months of 2000 from $614,000 in the first six months of 1999, an increase of 12.4%. D&A increased to $345,000 in the three months ended July 1, 2000, from $301,000 in the three months ended June 30, 1999, an increase of 14.6%. The increase in D&A was primarily the result of additional depreciation on computer hardware and software, furniture and equipment for our new corporate facility, transportation equipment and a new telephone system for our corporate facility.

     Interest income increased to $2.7 million in the first six months of 2000 from $614,000 in the first six months of 1999, an increase of 347%. Interest income increased to $1.5 million in the three months ended July 1, 2000, from $356,000 in the three months ended June 30, 1999, an increase of 332%. In the first six months of 2000 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the June and July 1999 secondary public offering of our Class B Common Stock and employee stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities. In the first six months of 1999, interest income of $280,000 was primarily related to amounts earned by investing cash and funds received from the June 1999 secondary public offering in overnight repurchase agreements with major financial institutions and in marketable securities, and interest income of $377,000 was related to loaning funds to Bindley Western Industries, Inc. ("BWI"). In the three months ended July 1, 2000 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the June and July 1999 secondary public offering and employee stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities. In the three months ended June 30, 1999, interest income of $235,000 was primarily related to amounts earned by investing cash and funds received from the June 1999 secondary public offering in overnight repurchase agreements with major financial institutions and in marketable securities, and interest income of $164,000 was related to loaning funds to BWI. The interest income on the loans to BWI was calculated by applying BWI's average incremental borrowing rate to the average outstanding loans. The average outstanding loans to BWI were $13.2 million and BWI's average incremental borrowing rate was 5.2% in the first six months of 1999. The average outstanding loans to BWI were $12.9 million and BWI's average incremental borrowing rate was 5.1% in the three months ended June 30, 1999.

     The provision for income taxes in the three and six month periods ended July 1, 2000 and June 30, 1999 represented 38.3% and 39.7%, respectively, of earnings before taxes. During the fourth quarter of 1999, we implemented selected tax strategies which reduced our effective tax rate.

     Liquidity - Capital Resources.

     NET CASH PROVIDED BY OPERATING ACTIVITIES. Our operations generated $21.1 million in cash during the first six months of 2000. Receivables increased $10.1 million during the first six months of 2000 primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Inventory decreased $6.1 million during the first six months of 2000 due to our concerted effort to closely monitor inventory and maintain it at an optimal level. Accounts payable increased $10.2 million during the first six months of 2000 to offset the cash required to support the increase in receivables. The accounts payable increase was attributable to the timing of payments and the credit terms negotiated with vendors. We anticipate that our operations may require cash to fund our growth. Depreciation and amortization totaled $690,000 during the first six months of 2000. Provision for doubtful accounts totaled $508,000 during the first six months of 2000.

     NET CASH USED BY INVESTING ACTIVITIES. During the first six months of 2000, we purchased $36.4 million of marketable securities in order to take advantage of interest rate increases. During the first six months of 2000, other assets increased $1.6 million primarily due to a $2.0 million equity investment, which will be carried at cost. Capital expenditures during the first six months of 2000 totaled $1.5 million. Primarily these purchases were for computer hardware and software, a telephone system and furniture and equipment for the new corporate facility. We expect that capital expenditures during the last six months of 2000 will be approximately $1.5 million and during 2001 will be approximately $2.0 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software and furniture and equipment for the corporate facility.

     NET CASH PROVIDED BY FINANCING ACTIVITIES. During the first six months of 2000, we received proceeds of $22.8 million, including the income tax benefit, from stock option exercises. Also during the first six months of 2000 we purchased treasury stock for $398,000.

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

     On July 1, 2000, we had cash and cash equivalents of $28.8 million, marketable securities of $92.6 million and working capital of $179.3 million. In addition, we have a $10 million unsecured line of credit which has not been used. We believe that the cash and cash equivalents, marketable securities, working capital, cash from operations and availability under our line of credit will be sufficient to meet our working capital needs for at least two years.

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our primary exposure to market risk consists of a decline in the market value of our investments in marketable debt securities as a result of potential changes in interest rates. At July 1, 2000 we have an unrealized loss of approximately $604,000 due to the market value of our investments in marketable debt securities. We have no intention of disposing marketable securities that would result in the realization of a loss.

                           PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS.

           The information set forth in Note 6 to the Notes to Consolidated Financial Statements (unaudited) set forth elsewhere in this Report is incorporated herein by reference.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     a) The annual meeting of the shareholders of the Company was held on May 15, 2000.

     b) The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2003:

                                         VOTES FOR    VOTES AGAINST   ABSTENTIONS   BROKER NON-VOTES
                                        ----------    -------------   -----------   ----------------
           William E. Bindley           25,216,113          0           590,439             0
           Steven D. Cosler             25,220,176          0           586,376             0
           Rebecca M. Shanahan          25,340,899          0           465,653             0

     In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

                  Michael D. McCormick      2001
                  Thomas J. Salentine       2001
                  Robert L. Myers           2002
                  Donald J. Perfetto        2002
                  Richard W. Roberson       2002

     c) Other matters voted upon and the results of the voting were as follows:

           1) The shareholders voted 25,319,150 in the affirmative and 94,292 in the negative, with 393,160 abstentions and 0 broker non-votes, to appoint PricewaterhouseCoopers LLP as auditors of the Company for 2000.

           2) The shareholders voted 19,641,066 in the affirmative and 6,139,307 in the negative, with 26,179 abstentions and 0 broker non-votes, to approve the proposed amendment to the Company's Restated Articles of Incorporation which increases the number of authorized shares of the Company's Class A Common Stock from 15,000,000 to 55,000,000.

                The Class A shareholders voted 12,113,508 in the affirmative and 1,325,091 in the negative, with 20,625 abstentions and 0 broker non-votes, to approve the proposed amendment to the Company's Restated Articles of Incorporation which increases the number of authorized shares of the Company's Class A Common Stock from 15,000,000 to 55,000,000.

           3) The shareholders voted 20,055,815 in the affirmative and 5,723,738 in the negative, with 26,999 abstentions and 0 broker non-votes, to approve the proposed amendment to the Company's Restated Articles of Incorporation which increases the number of authorized shares of the Company's Class B Common Stock from 40,000,000 to 180,000,000.

                The Class B shareholders voted 7,951,334 in the affirmative and 4,389,581 in the negative, with 6,413 abstentions and 0 broker non-votes, to approve the proposed amendment to the Company's Restated Articles of Incorporation which increases the number of authorized shares of the Company's Class B Common Stock from 40,000,000 to 180,000,000.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

                  Exhibit 3-A (ii) Articles of Amendment to the Restated
                                   Articles of Incorporation of the Registrant.

                  Exhibit 27       Financial Data Schedule (filed herewith)

     (b)  Reports on Form 8-K

                  None.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     July 28, 2000        PRIORITY HEALTHCARE CORPORATION


                           BY: /s/ DONALD J. PERFETTO
                               ---------------------------
                               Donald J. Perfetto
                               Executive Vice President and Chief Financial
                               Officer
                               (Principal Financial Officer and Duly Authorized Officer)