Form 10-Q
period 2000-09-30
PRIORITY HEALTHCARE CORP
filed 2000-10-25
CIK 1037975

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
 -                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Yes   X           No   __
      -

As of October 20, 2000, the number of shares outstanding of each of the issuer's classes of common stock were as follows:

                        Class A Common Stock - 4,160,153

                        Class B Common Stock - 18,537,928

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.


                         PRIORITY HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (000's omitted, except share data)
                                   (unaudited)

                                                                Nine-month period ended           Three-month period ended
                                                                       September 30,                      September 30,
                                                                 2000             1999              2000             1999
                                                            ----------------------------------------------------------------

 Net sales.........................................          $ 430,464        $ 300,320         $ 147,725        $ 115,117
 Cost of products sold.............................            378,994          263,249           130,328          100,923
                                                             ---------        ---------         ---------        ---------
 Gross profit......................................             51,470           37,071            17,397           14,194

 Selling, general and administrative expense.......             20,334           14,930             6,668            5,692
 Depreciation and amortization.....................              1,035              947               345              333
                                                             ---------        ---------         ---------        ---------
 Earnings from operations..........................             30,101           21,194            10,384            8,169

 Interest income...................................              4,764            2,133             2,021            1,519
                                                             ---------        ---------         ---------        ---------
 Earnings before income taxes......................             34,865           23,327            12,405            9,688

 Provision for income taxes........................             13,353            9,261             4,751            3,846
                                                             ---------        ---------         ---------        ---------

 Net earnings......................................           $ 21,512         $ 14,066           $ 7,654          $ 5,842
                                                             =========        =========         =========        =========

 Earnings per share:
         Basic                                                  $1.02             $.70              $.36             $.27
         Diluted...................................             $1.00             $.68              $.35             $.26
 Weighted average shares outstanding:
         Basic                                             21,039,414       20,044,558        21,381,049       21,811,719
         Diluted...................................        21,488,720       20,600,894        21,838,503       22,444,948


          See accompanying notes to consolidated financial statements.

                         PRIORITY HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)



                                                                                    (unaudited)
                                                                                  September 30,     December 31,
                                                                                           2000             1999
                                                                             ------------------------------------
ASSETS:
Current assets:
     Cash and cash equivalents.............................................            $ 61,147         $ 24,814
     Marketable securities.................................................              67,864           56,795
     Receivables, less allowance for doubtful accounts of
                $2,319 and $1,764, respectively............................              96,999           88,793
     Finished goods inventory..............................................              26,938           30,920
     Deferred income taxes.................................................               1,993            1,685
     Other current assets..................................................               2,742            1,860
                                                                                      ---------        ---------
                                                                                        257,683          204,867
Fixed assets, net..........................................................               3,762            2,562
Deferred income taxes......................................................                  38               38
Other assets ..............................................................               2,019              469
Intangibles, net...........................................................               9,760            9,768
                                                                                      ---------        ---------

               Total assets................................................           $ 273,262        $ 217,704
                                                                                      =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable......................................................            $ 65,821         $ 53,897
     Other current liabilities.............................................               4,843            5,200
                                                                                      ---------        ---------
                                                                                         70,664           59,097
                                                                                      ---------        ---------

Commitments and contingencies (note 7)

Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, none
            issued and outstanding.........................................                  --               --
     Common stock
          Class A, $0.01 par value, 55,000,000 shares authorized,
                    4,244,839 and 5,241,422 issued and outstanding,
                    respectively...........................................                  42               52
          Class B, $0.01 par value, 180,000,000 shares authorized,
                    18,451,782 and 16,642,434 issued and outstanding,
                   respectively............................................                 185              167
          Additional paid in capital.......................................             174,291          151,036
          Retained earnings................................................              59,200           37,688
          Accumulated comprehensive loss...................................               (495)             --
                                                                                      ---------        ---------
                                                                                        233,223          188,943
          Less:  Common stock in treasury (at cost), 1,306,338 and
                           1,304,858 shares, respectively..................            (30,625)         (30,336)
                                                                                      ---------        ---------
               Total shareholders' equity..................................             202,598          158,607
                                                                                      ---------        ---------

               Total liabilities and shareholders' equity..................           $ 273,262        $ 217,704
                                                                                      =========        =========

          See accompanying notes to consolidated financial statements.

                         PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (unaudited)

                                                                                          Nine-month period ended
                                                                                                 September 30,
                                                                                           2000              1999
                                                                             -------------------------------------
Cash flow from operating activities:
     Net income...........................................                             $21,512          $ 14,066
        Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization...............................              1,035               947
               Provision for doubtful accounts.............................              1,181               855
               Tax benefit from stock option exercises.....................             12,437               865
               Loss on disposal of fixed assets............................                  --               25
               Deferred income taxes.......................................                  --              (46)
        Change in assets and liabilities:
               Receivables.................................................             (9,387)          (20,556)
               Finished goods inventory....................................              3,982               811
               Accounts payable............................................             11,924            13,295
               Other current assets and liabilities........................             (1,239)            4,579
                                                                                      --------          --------
                 Net cash provided by operating activities.................             41,445            14,841
                                                                                      --------          --------
Cash flow from investing activities:
     Purchase of marketable securities.....................................            (11,871)          (64,574)
     Purchase of fixed assets..............................................             (1,873)             (882)
     Acquisition of businesses.............................................                  --           (4,536)
     Increase in other assets..............................................             (1,550)               --
                                                                                      --------          --------
                 Net cash used by investing activities.....................            (15,294)          (69,992)
                                                                                      --------          --------
Cash flow from financing activities:
     Net change in amounts due to /from BWI................................                  --            3,577
     Proceeds from stock option exercises..................................             10,580             1,171
     Net proceeds from secondary stock offering............................                  --           96,073
     Payments for purchase of treasury stock...............................               (398)           (7,041)
                                                                                      --------          --------
                 Net cash provided by financing activities.................             10,182            93,780
                                                                                      --------          --------
Net increase in cash.......................................................             36,333            38,629
Cash and cash equivalents at beginning of period...........................             24,814                 2
                                                                                      --------          --------
Cash and cash equivalents at end of period.................................           $ 61,147          $ 38,631
                                                                                      =========         ========

Supplemental cash flow information:
     Income taxes paid.....................................................             $  754           $ 5,385

Supplemental non-cash investing and financing activities:
     Stock issued in connection with acquisition...........................             $  354           $    --

          See accompanying notes to consolidated financial statements.

                         PRIORITY HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three-month and nine-month periods ended September 30, 2000 and 1999 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

2. On April 12, 2000, the Company changed its reporting period for this fiscal year from a calendar year ending December 31 to the 52 or 53 week period ending on the Saturday closest to December 31. The three-month and nine-month periods ended September 30, 2000 and 1999 each contained 13 and 39 weeks, respectively.

3. On October 19, 2000, the Company announced that the Board of Directors authorized a 2-for-1 stock split of the Company's Common Stock to be effected as a stock dividend to all shareholders of record at the close of business on November 8, 2000, the Record Date. Shareholders on the Record Date will receive a stock dividend of one share for each one share held. The stock dividend will be paid on November 22, 2000. Holders of the Class A Common Stock will receive Class A shares in the split and holders of Class B Common Stock will receive Class B shares. The pro forma amounts that follow give effect to the stock split as if it had occurred at the beginning of all periods presented:


                                                 Nine-month period ended           Three-month period ended
                                                        September 30,                      September 30,
                                                 2000              1999             2000              1999
                                     ------------------------------------------------------------------------
 Pro forma earnings per share:
         Basic.....................              $.51              $.35             $.18              $.13
         Diluted...................              $.50              $.34             $.18              $.13
 Pro forma weighted average shares
outstanding:
         Basic.....................        42,078,828        40,089,116       42,762,098        43,623,438
         Diluted...................        42,977,440        41,201,788       43,677,006        44,889,896

4. A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the three-month and nine-month periods ended September 30, 2000 and 1999:

                                                                                (000's omitted)
                                                                                  2000    1999
                                                                                ------   ------
     Historical:

     Nine-month periods ended September 30:

     Weighted average number of Class A and Class B
         Common shares outstanding used as the denominator
         in the basic earnings per share calculation                            21,039   20,045

     Additional shares assuming exercise of dilutive
         stock options                                                             450      556
                                                                                ------   ------
     Weighted average number of Class A and Class B
         Common and equivalent shares used as the denominator
         in the diluted earnings per share calculation                          21,489   20,601
                                                                                ======   ======


                                                                                (000's omitted)
                                                                                  2000    1999
                                                                                ------   ------
     Three-month periods ended September 30:

     Weighted average number of Class A and Class B
         Common shares outstanding used as the denominator
         in the basic earnings per share calculation                            21,381   21,812

     Additional shares assuming exercise of dilutive
         stock options                                                             458      633
                                                                                ------   ------
     Weighted average number of Class A and Class B
         Common and equivalent shares used as the denominator
         in the diluted earnings per share calculation                          21,839   22,445
                                                                                ======   ======

     Pro forma for effect of stock split:

     Nine-month periods ended September 30:

     Weighted average number of Class A and Class B
         Common shares outstanding used as the denominator
         in the basic earnings per share calculation                            42,079   40,089

     Additional shares assuming exercise of dilutive
         stock options                                                             898    1,113
                                                                                ------   ------
     Weighted average number of Class A and Class B
         Common and equivalent shares used as the denominator
         in the diluted earnings per share calculation                          42,977   41,202
                                                                                ======   ======

     Three-month periods ended September 30:

     Weighted average number of Class A and Class B
         Common shares outstanding used as the denominator
         in the basic earnings per share calculation                            42,762   43,623

     Additional shares assuming exercise of dilutive
         stock options                                                             915    1,267
                                                                                ------   ------
     Weighted average number of Class A and Class B
         Common and equivalent shares used as the denominator
         in the diluted earnings per share calculation                          43,677   44,890
                                                                                ======   ======


5. The Company has classified all of its investments in marketable securities as available-for-sale. These investments are stated at fair value, with any unrealized holding gains or losses, net of tax, included as a component of shareholders' equity until realized. The cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income is included as a component of current earnings. Investments with an original maturity of less than 3 months are included as cash equivalents.

     At September 30, 2000 and December 31, 1999 all of the Company's investments in marketable securities were investment-grade government and corporate debt instruments. These investments had a fair value of approximately $128.0 million (which includes approximately $60.1 million classified as cash equivalents) and $75.0 million (which includes approximately $18.2 million classified as cash equivalents) at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000 the amortized cost of available-for-sale securities was approximately $802,000 more than their market value and there was an unrealized holding loss, net of tax, of approximately $495,000. The amortized cost of available-for-sale securities approximated their market value at December 31, 1999 and there were no unrealized holding gains or losses. All of the investments mature within one year from September 30, 2000 and December 31, 1999. No investments were disposed of during the three-month and nine-month periods ended September 30, 2000 and 1999.

6. The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." The total other comprehensive loss was approximately $122,000 and $495,000 for the three-month and nine-month periods ended September 30, 2000, respectively. The Company's only item of comprehensive loss is an unrealized loss on investments that has been reported separately within shareholders' equity on the consolidated balance sheet. Total comprehensive income was approximately $7,532,000 and $21,017,000 for the three-month and nine-month periods ended September 30, 2000, respectively. There was no other comprehensive gain or loss for the three-month and nine-month periods ended September 30, 1999.

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

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles, Ltd., Inc. ("Charise Charles") are contractually obligated to provide legal defense and to indemnify the Company for any losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations. As of September 30, 2000, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

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

     Results of Operations.

     The following table sets forth for the periods indicated, the percentages of net sales represented by the respective financial items:


                                                Nine-month period ended       Three-month period ended
                                                      September 30,                   September 30,
                                                   2000            1999           2000            1999
                                               --------------------------------------------------------
 Net sales.............................          100.0%          100.0%         100.0%          100.0%
 Cost of products sold.................           88.0            87.7           88.2            87.7
                                                 -----           -----          -----           -----
 Gross profit..........................           12.0            12.3           11.8            12.3

 Selling, general and administrative...            4.7             5.0            4.5             4.9
 Depreciation and amortization.........             .2              .3             .2              .3
                                                 -----           -----          -----           -----
 Earnings from operations..............            7.0             7.1            7.0             7.1

 Interest income.......................            1.1              .7            1.4             1.3
                                                 -----           -----          -----           -----
 Earnings before income taxes..........            8.1             7.8            8.4             8.4

 Provision for income taxes............            3.1             3.1            3.2             3.3
                                                 -----           -----          -----           -----

 Net earnings..........................            5.0%            4.7%           5.2%            5.1%
                                                 =====           =====          =====           =====


     Net sales increased to $430.5 million in the first nine months of 2000 from $300.3 million in the first nine months of 1999, an increase of 43%. Net sales increased to $147.7 million in the three months ended September 30, 2000, from $115.1 million in the three months ended September 30, 1999, an increase of 28%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of Pharmacy Plus, Ltd. and Monitors Unlimited, Inc. and inflationary price increases.

     Gross profit increased to $51.5 million in the first nine months of 2000 from $37.1 million in the first nine months of 1999, an increase of 39%. Gross profit as a percentage of net sales decreased in the first nine months of 2000 to 12.0% from 12.3% in the first nine months of 1999. Gross profit increased to $17.4 million in the three months ended September 30, 2000, from $14.2 million in the three months ended September 30, 1999, an increase of 23%. Gross profit as a percentage of net sales decreased in the three months ended September 30, 2000, to 11.8% from 12.3% in the three months ended September 30, 1999. The increase in gross profit reflected increased sales. The decrease in gross profit as a percentage of net sales was primarily attributed to the change in sales mix, as lower margin products experienced increased sales. Competition continues to exert pressure on margins.

     Selling, general and administrative ("SGA") expense increased to $20.3 million in the first nine months of 2000 from $14.9 million in the first nine months of 1999, an increase of 36%. SGA expense as a percentage of net sales decreased to 4.7% in the first nine months of 2000 from 5.0% in the first nine months of 1999. SGA expense increased to $6.7 million in the three months ended September 30, 2000, from $5.7 million in the three months ended September 30, 1999, an increase of 17%. SGA expense as a percentage of net sales decreased in the three months ended September 30, 2000, to 4.5% from 4.9% in the three months ended September 30, 1999. The increases in SGA expense reflected the growth in our business and the acquisitions of Pharmacy Plus and Monitors Unlimited. The decreases in SGA expense as a percentage of net sales resulted from the spreading of fixed costs over a larger sales base. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

     Depreciation and amortization ("D&A") increased to $1.0 million in the first nine months of 2000 from $947,000 in the first nine months of 1999, an increase of 9.3%. D&A increased to $345,000 in the three months ended September 30, 2000, from $333,000 in the three months ended September 30, 1999, an increase of 3.6%. The increase in D&A was primarily the result of additional depreciation on computer hardware and software, transportation equipment, a telephone system and furniture and equipment for our new corporate facility.

     Interest income increased to $4.8 million in the first nine months of 2000 from $2.1 million in the first nine months of 1999, an increase of 123.3%. Interest income increased to $2.0 million in the three months ended September 30, 2000, from $1.5 million in the three months ended September 30, 1999, an increase of 33.0%. In the first nine months of 2000, the interest income was primarily related to amounts earned by investing cash and funds received from operations, the June and July 1999 secondary public offering of our Class B Common Stock and employee stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities. In the first nine months of 1999, interest income of $1.6 million was primarily related to amounts earned by investing cash and funds received from the June and July 1999 secondary public offering in overnight repurchase agreements with major financial institutions and in marketable securities, and interest income of $544,000 was related to loaning funds to Bindley Western Industries, Inc. ("BWI"). In the three months ended September 30, 2000 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the June and July 1999 secondary public offering and employee stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities. In the three months ended September 30, 1999, interest income of $1.4 million was primarily related to amounts earned by investing cash and funds received from the June and July 1999 secondary public offering in overnight repurchase agreements with major financial institutions and in marketable securities, and interest income of $167,000 was related to loaning funds to BWI. The interest income on the loans to BWI was calculated by applying BWI's average incremental borrowing rate to the average outstanding loans. The average outstanding loans to BWI were $13.2 million and BWI's average incremental borrowing rate was 5.2% in the first nine months of 1999. The average outstanding loans to BWI were $12.9 million and BWI's average incremental borrowing rate was 5.1% in the three months ended September 30, 1999.

     The provision for income taxes in the three-month and nine-month periods ended September 30, 2000 and 1999 represented 38.3% and 39.7%, respectively, of earnings before taxes. During the fourth quarter of 1999, we implemented selected tax strategies which reduced our effective tax rate.

     Liquidity - Capital Resources.

     Net cash provided by operating activities. Our operations generated $41.4 million in cash during the first nine months of 2000. Receivables increased $9.4 million during the first nine months of 2000 primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Inventory decreased $4.0 million during the first nine months of 2000 due to our concerted effort to closely monitor inventory and maintain it at an optimal level. Accounts payable increased $11.9 million during the first nine months of 2000 to offset the cash required to support the increase in receivables. The accounts payable increase was attributable to the timing of payments and the credit terms negotiated with vendors. We anticipate that our operations may require cash to fund our growth. Depreciation and amortization totaled $1.0 million during the first nine months of 2000. Provision for doubtful accounts totaled $1.2 million during the first nine months of 2000. During the first nine months of 2000 we also generated $12.4 million from the tax benefit related to stock option exercises.

     Net cash used by investing activities. During the first nine months of 2000, we purchased $11.9 million of marketable securities in order to take advantage of interest rate increases. Capital expenditures during the first nine months of 2000 totaled $1.9 million. Primarily these purchases were for computer hardware and software, a telephone system and furniture and equipment for the new corporate facility. We expect that capital expenditures during the last three months of 2000 will be approximately $1.5 million and during 2001 will be approximately $3.0 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software and furniture and equipment for the corporate facility. During the first nine months of 2000, other assets increased $1.6 million primarily due to a $2.0 million equity investment, which will be carried at cost.

     Net cash provided by financing activities. During the first nine months of 2000, we received proceeds of $10.6 million from stock option exercises. Also during the first nine months of 2000 we purchased treasury stock for $398,000.

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

     On September 30, 2000, we had cash and cash equivalents of $61.1 million, marketable securities of $67.9 million and working capital of $187.0 million. In addition, we have a $10 million unsecured line of credit which has not been used. We believe that the cash and cash equivalents, marketable securities, working capital, cash from operations and availability under our line of credit will be sufficient to meet our working capital needs for at least two years.

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Our primary exposure to market risk consists of a decline in the market value of our investments in marketable debt securities as a result of potential changes in interest rates. At September 30, 2000 we have an unrealized loss of approximately $802,000 due to the market value of our investments in marketable debt securities. We have no intention of disposing of marketable securities that would result in the realization of a loss.

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


 October 25, 2000         PRIORITY HEALTHCARE CORPORATION


                          BY:     /s/   DONALD J. PERFETTO
                               -----------------------------------------
                               Donald J. Perfetto
                               Executive Vice President and Chief Financial
                               Officer
                               (Principal Financial Officer and Duly Authorized Officer)