Form 10-K405
period 2000-12-30
PRIORITY HEALTHCARE CORP
filed 2001-03-14
CIK 1037975

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---
     OF 1934
                  For the fiscal year ended December 30, 2000
                                       OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
            For the transition period from __________ to __________
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

Yes   X     No   __
     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

                                $1,600,344,980
Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock on March 2, 2001 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                   7,883,247
Number of shares of Class A Common Stock, $.01 par value, outstanding at  March
                                    2, 2001.

                                  37,512,995
Number of shares of Class B Common Stock, $.01 par value, outstanding at  March
                                   2, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:

                                                 PART OF FORM 10-K INTO WHICH
             IDENTITY OF DOCUMENT                 DOCUMENT IS INCORPORATED
   Definitive Proxy Statement for the Annual             PART III
           Meeting of Shareholders
           to be held May 21, 2001

                        PRIORITY HEALTHCARE CORPORATION
                              Lake Mary, Florida

              Annual Report to Securities and Exchange Commission
                               December 30, 2000

                                    PART I


ITEM 1.   BUSINESS.

Background

     Priority Healthcare Corporation ("Priority" or the "Company") was formed by Bindley Western Industries, Inc. ("BWI") on June 23, 1994 as an Indiana corporation to focus on the distribution of products and provision of services to the alternate site segment of the healthcare industry. The Company conducts the business activities of alternate site healthcare companies acquired by BWI or the Company in eight transactions since February 1993. The principal executive offices of the Company are located at 250 Technology Park, Suite 124, Lake Mary, Florida 32746 and its telephone number at that address is (407) 804-6700. On October 29, 1997, the Company consummated an initial public offering of its Class B Common Stock (the "IPO"). On December 31, 1998, BWI distributed to its common shareholders all of the 30,642,858 shares of the Company's Class A Common Stock then owned by BWI in a spin-off transaction and BWI no longer has any ownership interest in the Company. Unless otherwise indicated, "Priority" and the "Company" refer to Priority Healthcare Corporation and its subsidiaries, and "BWI" refers to Bindley Western Industries, Inc. and its subsidiaries other than the Company.

Acquisition History

     Effective as of February 28, 1993, BWI acquired substantially all of the assets of Charise Charles, Ltd., Inc. ("Charise Charles"), a specialty wholesale distributor of oncology and renal care biopharmaceuticals located in Altamonte Springs, Florida. On October 6, 1993, BWI acquired substantially all of the assets of PRN Medical, Inc. ("PRN"), a specialty wholesale distributor of renal care supplies and dialysis equipment located in Orlando, Florida. In August 1994, PRN was combined with Charise Charles as part of the formation of the Company. On October 31, 1994, the Company acquired the stock of 3C Medical, Inc. ("3C"), a specialty distributor of acute dialysis products located in Santa Ana, California. Effective January 1, 1995, the Company acquired all of the outstanding stock of IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc., three related companies located in Altamonte Springs, Florida that provided specialty pharmacy and other related healthcare services. On August 6, 1997, the Company acquired substantially all of the assets of Grove Way Pharmacy, Inc. ("Grove Way Pharmacy"), a specialty distributor of vaccines located in Castro Valley, California. On April 12, 1999, the Company acquired substantially all of the assets of Pharmacy Plus, Ltd. ("Pharmacy Plus"), a specialty pharmacy located in Philadelphia, Pennsylvania. On September 2, 1999, the Company acquired substantially all of the assets of Monitors Unlimited, Inc. ("Monitors Unlimited"), a distributor in the oral surgery market located in Miamisburg, Ohio. On January 20, 2001, the Company acquired substantially all of the assets of Lynnfield Drug, Inc., Lynnfield Compounding Center, Inc., and Freco, Inc., three related companies doing business as Freedom Drug, the nation's leading infertility specialty pharmacy, located in Lynnfield, Massachusetts and Stratham, New Hampshire.

     The operations of Charise Charles, PRN, 3C, Grove Way Pharmacy and Monitors Unlimited are now included in the Company's Priority Healthcare Distribution division. Effective December 31, 1998, IV-One Services, Inc. and National Pharmacy Providers, Inc. were merged into IV-1, Inc. and the name of the corporation was changed to Priority Healthcare Pharmacy, Inc. The operations of Priority Healthcare Pharmacy, Inc. and Pharmacy Plus are now included in the Company's Priority Healthcare Pharmacy division. The operations of Freedom Drug will also be included in the Priority Healthcare Pharmacy division.

General

     Priority is a national distributor of specialty pharmaceuticals and related medical supplies to the alternate site healthcare market and is a provider of patient-specific, self-injectable biopharmaceuticals and disease treatment programs to individuals with chronic diseases. With the acquisition of Freedom Drug, Priority is also the nation's leading infertility specialty pharmacy. Through Priority Healthcare Distribution, the Company sells over 3,500 SKUs of specialty pharmaceuticals and medical supplies to outpatient renal care centers and office-based physicians in oncology and other physician specialty markets. Priority Healthcare Distribution offers value-added services to meet the specific needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures, offering automated order entry services and offering customized distribution for group accounts. From distribution centers in Sparks, Nevada and Grove City, Ohio, Priority Healthcare Distribution services over 3,500 customers in all 50 states, including approximately 900 office-based oncologists and 600 renal dialysis clinics.

     Through Priority Healthcare Pharmacy, the Company fills individual patient prescriptions, primarily for self-injectable biopharmaceuticals. These patient-specific prescriptions are filled at the licensed pharmacies in Lake Mary, Florida, Lynnfield, Massachusetts and Philadelphia, Pennsylvania and are shipped directly to the patient overnight in specialized packages. Priority Healthcare Pharmacy also provides disease treatment programs for hepatitis, cancer, human growth deficiency, rheumatoid arthritis, Crohn's disease, respiratory syncytial virus (RSV), infertility, pulmonary hypertension and others.

     Priority's net sales have increased from $107.4 million in 1994 to $584.7 million in 2000. In the same period, operating income has increased from $2.3 million in 1994 to $37.6 million in 2000. The Company's objective is to continue to grow rapidly and enhance its market position as a leading healthcare company by capitalizing on its business strengths and pursuing the following strategy:
(i) continue to focus on and further penetrate the alternate site market; (ii) enter new markets through new manufacturer relationships that provide access to new products; (iii) accelerate growth of its higher margin, patient-specific pharmacy business by leveraging relationships with existing distribution customers; (iv) maintain intense cost control while investing in infrastructure;
(v) pursue acquisitions to complement existing product offerings and further penetrate markets; and (vi) continue to develop physician and payor networks that enhance Priority's alliance capabilities with manufacturers.

Industry and Market Overview

     Priority sells the majority of its products and services into large and growing markets--oncology, gastroenterology, rheumatology, endocrinology, pulmonology, infertility and chronic renal dialysis. The Company also operates in certain areas of the vaccine, oral surgery and other chronic disease markets. The common characteristics of these markets are that most products are administered in an alternate site setting by physicians or the patients themselves and require specialized shipping and support services.

     Industry Overview. The specialty pharmacy and distribution market is fragmented with several public and many small private companies focusing on different product or customer niches. Few companies offer a wide range of pharmaceuticals and related supplies targeted to multiple customer groups, specifically office-based physicians and patients self-injecting at home. Historically, cancer therapy, renal dialysis and most other treatments for chronic and life-threatening medical conditions were administered almost exclusively in a hospital inpatient setting. In recent years, the frequency with which these treatments have been administered outside the hospital has increased dramatically in response to cost containment efforts and the introduction of new biopharmaceutical products, such as interferon, ribavirin-Intron A combination therapy ("Rebetron"), erythropoietin ("EPO") and cancer drugs.

     The service needs of office-based physicians and patients self-injecting at home differ markedly from those of the hospital market, creating logistical challenges and increasing administrative costs for those offices. Office-based physicians and clinics generally order relatively small quantities of drugs at irregular intervals and do not have inventory management systems or sufficient pharmacy staffing. Challenges facing these caregivers include having necessary administrative and financial resources, managing relationships with multiple suppliers, managing inventories, billing patients and third-party payors, and monitoring new clinical developments. The Company believes that the shift from hospital-based to office-based or home-based therapy administration has created a significant opportunity, particularly in the oncology, gastroenterology, rheumatology, pediatric, endocrinology, infertility, renal dialysis, vaccine and ambulatory surgery markets. The Company is focused primarily on the oncology, renal dialysis, vaccine, infertility, rheumatology, pulmonary hypertension and gastroenterology markets, but is developing its business in the other growing markets.

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

     Vaccine. The worldwide vaccine market is estimated to be $7 billion in 2000, and is expected to grow at a compound annual growth rate of approximately 13% over the next five years, according to Baxter International, Inc., one of the country's leading medical products and services companies. According to Aventis Pasteur, a world leader in vaccine production, pediatric vaccines represented over 20% of the world market in 1999, and hepatitis vaccines represented over 10% of the world market.

     Growth in the vaccine market is expected to be driven by the growth of combination pediatric vaccines, travelers' vaccines, vaccines for adolescent protection, vaccines for the elderly and vaccines to treat chronic infectious disease and cancer. According to the 1998 PhRMA survey, 77 vaccines are currently in development.

     Infertility. Infertility is an emotionally devastating disease that the Company estimates adversely affects approximately 15% of the couples in the United States that desire to have children. The Company believes pharmaceutical innovations involving medications for ovulation induction treatment are enabling thousands of couples to enjoy parenthood. Ovulation induction typically occurs over a one month period of time involving specialty pharmaceuticals requiring self administered injections and related medical supplies. According to the Society for Assisted Reproductive Technology, there were 81,000 assisted reproductive technology cycles performed in 360 clinics during 1998, up from 72,000 cycles performed in 335 clinics during 1997.

     Rheumatology. Rheumatoid arthritis ("RA") is a chronic inflammatory disease that predominantly affects the joints. According to a 1999 Bear Stearns research report, RA occurs in all ethnic groups, with females two to three times more likely to be affected than males. Also according to the research report, approximately two million people in the United States are afflicted with RA. Enbrel and Remicade are the two leading drugs that treat RA and the Company estimates that the market for Enbrel and Remicade in the United States exceeds $1 billion.

     Pulmonary Hypertension. Pulmonary hypertension is a disorder of the blood vessels in the lungs that causes pressure in the pulmonary artery to rise above normal levels and may become life threatening. According to United Therapeutics Corporation, a pharmaceutical company focused on vascular and chronic diseases, approximately 55,000 persons in North America and Europe are afflicted with pulmonary hypertension. According to NIH, it is estimated that there are 300 new cases diagnosed in the United States each year.

     The only drug currently approved for pulmonary hypertension is continuous intravenous Flolan, a synthetic form of prostacyclin. The Company has an agreement with United Therapeutics Corporation to be one of two exclusive specialty distributors during the final phase of clinical trials and following Food and Drug Administration approval of Remodulin, which has been developed as an alternative to Flolan. Remodulin is a prostacyclin analogue that is administered as a continuous subcutaneous treatment and is a life long therapy.

     Renal Dialysis. End stage renal disease ("ESRD") is characterized by the irreversible loss of kidney function and requires kidney transplantation or routine dialysis treatment (either periodialysis or hemodialysis), which involves removing waste products and excess fluids from the blood. According to the Health Care Financing Administration ("HCFA"), as of December 31, 1999, over 89% of dialysis patients were receiving hemodialysis in outpatient treatment centers. Hemodialysis typically utilizes various specialty pharmaceuticals and related medical supplies as part of the treatment. Hemodialysis treatments usually last three hours and are performed three times a week at over 3,000 outpatient facilities in the United States. According to HCFA, ESRD enrollment was 259,493 as of December 31, 1999 and is growing by approximately 6% per year. The medication most frequently prescribed to hemodialysis patients is EPO, which stimulates the production of red blood cells, as well as Calcijex (calcium), INFeD (iron), hepatitis vaccine and other nutrient compounds. The Company estimates that the United States market for EPO alone easily exceeds $1 billion.

Business Strengths

     Priority believes the following represent the Company's business strengths and have been the principal factors in the Company's business success to date.

     Knowledgeable Sales, Marketing and Support Staff. The Company has a well-trained, knowledgeable telesales, outside sales and sales support staff of approximately 85 full-time associates. The Company's telesales, outside sales and sales support staff are most experienced in the areas of oncology, gastroenterology, rheumatology, infertility, renal care, vaccines and ambulatory surgery. Priority holds frequent meetings and training sessions with its suppliers to enable the sales and support staff to be well-informed about current and new biopharmaceuticals. The sales and support staff provides not only superior and knowledgeable customer service, but also promotes the sale of new products.

     Clinical Expertise. The Company provides disease treatment programs to patients and physicians through its highly trained clinical staff of pharmacists, nurses and patient care coordinators. These personnel are available for ongoing consultation with the patient and the dispensing physician regarding the patient's therapy and progress seven days a week, 24 hours a day. In order to serve the specific needs of its customers, Priority operates a licensed pharmacy which was the first to be accredited with commendation by ACHC (Accreditation Commission for Health Care, Inc.), which is specific to specialty pharmacies.

     Broad Product Offerings to Targeted Markets. Priority sells over 3,500 SKUs of pharmaceuticals and medical supplies which enable the Company to provide "one-stop shopping" to its customers. Priority targets its selling efforts of this broad range of products and services to customers in alternate site settings, such as physicians' offices, ambulatory surgery centers, renal dialysis clinics and patients self-injecting at home. The Company continually evaluates new products that it can add to its offerings to continue to meet the needs of these specialized markets.

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

     Efficient Infrastructure. Priority has focused considerable time and expense on building an infrastructure, including computer systems and training, that would enable the Company to operate efficiently and manage rapid growth. In addition, the Company's very centralized approach to the distribution of its products and services maintains a low cost, very efficient model. Management also focuses on tightly controlling expenses and is constantly re-evaluating the efficiency of its operations, including purchasing and distribution.

Growth Strategy

     The Company's objective is to continue to grow rapidly and enhance its market position as a leading specialty pharmacy provider and specialty distributor by capitalizing on its business strengths and pursuing the following strategy.

     Continue to focus on and further penetrate the alternate site market. By focusing on the alternate site market, the Company has targeted growth segments of the health care industry. The Company intends to increase its alternate site market presence by expanding its product and service offerings, increasing its sales and marketing personnel and focusing on group accounts.

     Enter new markets through new manufacturer relationships that provide access to new products. By targeting chronic disease therapies that require patient-specific, self-injectable biopharmaceuticals, the Company continues to expand its markets. An example is the Remodulin therapy for patients suffering from pulmonary hypertension which was added through an agreement with United Therapeutics Corporation. This agreement is expected to have a positive impact on Priority's revenues beginning in the second quarter of 2001, assuming Remodulin therapy approval by the Food and Drug Administration, which is expected to be in the middle of May, 2001. Priority is one of only two companies that will distribute Remodulin and was the lead pharmacy in handling the clinical trial patients.

     Accelerate growth of its higher margin, patient-specific pharmacy business by leveraging relationships with existing distribution customers. The Company has over 3,500 customers, including physicians focusing on oncology, gastroenterology, rheumatoloy, pediatrics, vaccines and ambulatory surgery. The Company believes that a number of physicians that order pharmaceuticals and supplies from the Company also treat patients who require patient-specific, self-injectable biopharmaceuticals. The Company's information database identifies these cross-selling opportunities, and Priority believes it is well-positioned to capture incremental revenue from these customers. Priority also continues to expand its relationships with payers who often influence the decision on which pharmacy service provider to use.

     Maintain intense cost control while investing in infrastructure. The Company's goal is to remain a low cost provider of specialty products and services yet increase the value-added services it provides to customers such as 24-hour on-call nurse support, internet community care neighborhood web sites, patient counseling and specialized shipping. The Company's selling, general and administrative expense was only 5.4% of net sales in 2000 even as the Company continued to invest in its infrastructure.

     Pursue acquisitions to complement existing product offerings and further penetrate markets. The Company believes that the highly fragmented specialty distribution and pharmacy industries afford it an opportunity to grow through selective acquisitions. By acquiring complementary businesses, the Company can increase its customer base, expand its product and geographic scope and leverage its existing infrastructure. The Pharmacy Plus and Monitors Unlimited acquisitions during 1999 and the Freedom Drug acquisition during 2001 are examples that fit this criteria.

     Continue to develop physician and payor networks that enhance the Company's alliance capabilities with manufacturers. The Company believes that with strong physician and payor networks the relationships with its manufacturers will be enhanced, thereby increasing the potential for alliances which could expand its products, service and geographic scope. In addition, contracts with payors, such as Aetna U.S. Healthcare, Inc., generate significant new patient volumes and, therefore, revenue growth.

Products and Services

     Priority Healthcare Distribution. Priority Healthcare Distribution provides a broad range of services and supplies to meet the needs of the alternate site market, including the office-based oncology market, outpatient renal care market, other physician office specialty markets that are high users of vaccines and ambulatory surgery centers. Priority Healthcare Distribution offers value-added services to meet the specialized needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures and offering automated order entry services and customized group account distribution. Priority Healthcare Distribution distributes its products from distribution centers in Sparks, Nevada and Grove City, Ohio. The Company sells over 3,500 SKUs of pharmaceuticals such as EPO, Neupogen, Calcijex and INFeD and related medical supplies such as IV solutions, IV sets, gloves, needles, syringes and sharps containers. During 2000, approximately 15% of the Company's net sales were attributable to sales of EPO to the renal care market. EPO for the renal care market is available from only one manufacturer, Amgen. Priority Healthcare Distribution services over 3,500 customers located in all 50 states, including approximately 900 office-based oncologists and 600 renal dialysis clinics.

     Priority believes its knowledgeable sales force provides a competitive advantage when selling into the alternate site market. Since a majority of customer orders are placed by telephone, the Company offers its customers a toll-free telephone number, fax line, electronic data interchange ("EDI") ordering capability and plans to offer internet ordering capabilities in the near future. Orders typically are received by the Company's telesales and sales service personnel who use PC-based computer systems to enter customer orders, and to access product information, product availability, pricing, promotions and the customer's buying history. As part of the Company's commitment to superior customer service, the Company offers its customers ease of order placement. Once an order is received, it is electronically sent to the appropriate distribution center where it is filled and shipped. The Company estimates that approximately 98% of all items are shipped without back ordering, and that 99% of all orders received before 6 p.m. are shipped on the same day that the order is received. See "--Sales and Marketing."

     Priority Healthcare Pharmacy. Priority Healthcare Pharmacy provides patient-specific, self-injectable biopharmaceuticals and related disease treatment programs to individuals with chronic diseases. In Lake Mary, Florida, Lynnfield, Massachusetts and Philadelphia, Pennsylvania, Priority Healthcare Pharmacy fills patient-specific prescriptions and ships them via overnight delivery in special shipping containers to maintain appropriate temperatures. These services are provided in combination with the Company's disease treatment programs, through which the Company's pharmacist and nursing staff provide education, counseling and other services to patients. Priority Healthcare Pharmacy is a recognized national leader in the specialty pharmacy market, as reported by Goldman Sachs, which called Priority "the top choice in specialty pharmacy" in its January 20, 2000 research report on United States Healthcare Distribution.

     Priority Healthcare Pharmacy has traditionally provided disease treatment programs for hepatitis and cancer, with biopharmaceuticals that primarily consist of Interferon, a synthetic biopharmaceutical used to treat hepatitis B and C, Rebetron, an oral antiviral and a synthetic biopharmaceutical used to treat hepatitis C, Octreotide, a synthetic hormone used to treat diarrhea associated with intestinal peptide tumors, and Epoetin Alfa, a synthetic biopharmaceutical used to treat anemia. Priority Healthcare Pharmacy has added many more products, including Temodar, an oral chemotherapy used to treat Anaplastic astrocytoma (a brain malignancy), Thalomid, an oral product with antiangiogenesis properties used to treat a variety of cancers, Synagis, an injectable vaccine product used to treat RSV (Respiratory Syncytial Virus) in premature infants, Remicade, an intravenous product used to treat Crohn's Disease and rheumatoid arthritis patients, and Enbrel, an injectable product used to treat patients suffering from rheumatoid arthritis.

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

     In addition to outside selling efforts that focus on payors, the Company's telesales efforts focus on marketing to physician offices where new patient referrals occur. Upon referral, patients are contacted via telephone by the Company's intake nurses who explain the program and provide education on self-injection techniques, side effects and potential drug interactions. Following the initial prescription delivery, patients are contacted by patient care coordinators who assess patient compliance and progress, inquire regarding any potential side effects, arrange the next scheduled prescription delivery, verify the shipping address, listen to patient concerns and direct questions to the Company's clinical staff. The Company's pharmacists and registered nurses are available for ongoing consultation with the patient and the dispensing physician regarding the patient's therapy and progress seven days a week, 24 hours a day.

     Most parenteral, or injectable, prescriptions are prepared in sterile conditions under class 100 laminar flow hoods. Licensed pharmacists verify the prescription with the prescribing physician and recheck the prescription before shipping. In order to ensure the safe delivery of prescriptions to the patient, the Company telephones the patient several days before shipping to confirm that the patient or another person will be at home to receive the package immediately upon delivery. In addition, the Company requires the overnight delivery service to obtain a signed receipt before leaving the drugs at a residence.

     With the addition of Freedom Drug, a team of healthcare professionals dedicated to women's reproductive health, the Company now offers unique and comprehensive programs tailored to the individual needs of fertility centers and their patients. Freedom Drug specializes in the delivery of fertility-related pharmaceuticals and prescription compounding. Among Freedom Drug's unique programs is the Freedom Advantage, which offers cost effective coordination of fertility-related medications and fertility-related information to payors, physicians and their patients.

Sales and Marketing

     The Company employs approximately 85 full-time telesales, outside sales and sales support staff personnel. The Company strives to generate new customers and solidify existing customer relationships through frequent direct marketing contact that emphasizes the Company's broad product lines in specialty markets, competitive prices, responsive service and ease of order placement. The Company telesells to oncology clinics, physician offices, ambulatory surgery centers and dialysis centers. The Company targets larger customers with customized approaches developed by management and its key account team. The Company also links the Priority Healthcare Distribution and Priority Healthcare Pharmacy databases to facilitate cross-selling efforts between the two divisions. The Company believes that there is a significant opportunity to provide its specialty pharmacy services to patients of physicians that currently order pharmaceuticals and supplies from Priority Healthcare Distribution.

     The Company's sales personnel service both in-bound and out-bound calls and are responsible for assisting customers in purchasing decisions, answering questions and placing orders. Sales personnel also initiate out-bound calls to market the Company's services to those customer accounts identified by the Company as being high volume accounts, high order frequency accounts or cross-selling opportunity accounts. The Company's sales personnel use PC-based computer systems to enter customer orders and to access information about products, product availability, pricing, promotions and customer buying and referral history. All sales personnel work to establish long-term relationships with the Company's customers through regularly scheduled phone contact and personalized service, including direct sales calls on key customers.

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

Customers

     Priority Healthcare Distribution serves over 3,500 customers located in all 50 states, including approximately 900 office-based oncologists and 600 renal dialysis clinics.

     During 2000, the Company's largest 20 customers accounted for approximately 22% of the Company's net sales. Significant declines in the level of purchases by one or more of the Company's largest customers could have a material adverse effect on the Company's business and results of operations. As is customary in its industry, the Company generally does not have long-term contracts with its customers. Management believes that the retention rate for the Company's customers is very favorable. However, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on the Company.

Purchasing

     Management believes that effective purchasing is key to both profitability and maintaining market share. In 1998, 1999 and 2000, the Company's single largest supplier, Amgen, accounted for approximately 32%, 21% and 21%, respectively, of the Company's net sales. The Company's second largest supplier, Schering Corporation, accounted for approximately 7%, 11% and 13% of total net sales in 1998, 1999 and 2000, respectively. The Company continually evaluates its purchase requirements and likely increases in manufacturer prices in order to obtain products at the most advantageous cost. It has negotiated several partnership relationships with manufacturers that offer favorable pricing, volume-based incentives and opportunities to reduce supply chain costs for both parties.

Competition

     The alternate site specialty pharmaceutical and medical supply industry is highly competitive and is experiencing both horizontal and vertical consolidation. The industry is fragmented, with several public and many small private companies focusing on different product or customer niches. Some of the Company's current and potential competitors include regional and national full-line, full-service medical supply distributors; independent speciality distributors; national full-line, full-service wholesale drug distributors, such as Bergen Brunswig Corporation and Cardinal Health, Inc., that operate their own specialty distribution businesses; retail pharmacies; specialty pharmacy divisions of prescription benefit managers ("PBMs"); institutional pharmacies; hospital-based pharmacies; home healthcare agencies; mail order distributors that distribute medical supplies on a regional or national basis; and certain manufacturers, such as Bristol-Myers Squibb, that own distributors or that sell their products both to distributors and directly to users, including clinics and physician offices. Some of the Company's competitors have greater financial, technical, marketing and managerial resources than the Company. While competition is primarily price and service oriented, it can also be affected by depth of product line, technical support systems, specific patient requirements and reputation. There can be no assurance that competitive pressures will not have a material adverse effect on the Company.

Government Regulation

     As a provider of healthcare services and products, the Company is subject to extensive regulation by federal, state and local government agencies.

     Licensing. The Company is required to register with the United States Drug Enforcement Administration ("DEA"), the Food and Drug Administration ("FDA") and appropriate state agencies for various permits and/or licenses, and it also must comply with the operating and security standards of such agencies. The Company's Sparks and Grove City distribution centers are licensed to distribute pharmaceuticals in accordance with the Prescription Drug Marketing Act of 1987. The Sparks and Grove City locations are also licensed to distribute or dispense certain controlled substances in accordance with the requirements of the Controlled Substances Act of 1970. Similarly, the Company's pharmacy program and provider businesses are subject to licensing by the DEA as well as by the state boards of pharmacy, state health departments and other state agencies where they operate.

     The Company engages in certain mixing or reconstituting activities at its Florida and Massachusetts pharmacies. The State of Florida Board of Pharmacy regulates the compounding activities of Florida pharmacies, including certain activities of the Company. The Company has obtained a Community/Special Parenteral/Enteral Compounding Pharmacy Permit. Over the past several years, the Florida Board of Pharmacy has proposed certain changes to its compounding requirements. The Massachusetts Board of Registration in Pharmacy does not presently have any special requirements for compounding. The Company believes that it is in compliance with the current requirements, but there can be no assurance that other conditions or requirements would not be imposed in the future that would have a material adverse effect on the Company.

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

The Company believes that, under this amendment, so long as it follows the manufacturer's approved labeling in each case, and prepares drugs only for identified individual patients using licensed practitioners, the Company's activities should be regulated by State Boards of Pharmacy and not be subjected by the FDA to a full New Drug Application requirement demonstrating the basic safety and effectiveness of the drugs.

     In an opinion dated February 6, 2001, the United States Court of Appeals for the Ninth Circuit held that the FDA Modernization Act of 1997 was invalid in its entirety. The Court held that provisions of the Act that prohibited advertising certain compounded drugs violated the First Amendment of the U.S. Constitution, and that those provisions were not severable from the remainder of the Act. We cannot predict the effect, if any, this decision will have on the FDA's future involvement in compounding activities by pharmacies. There can be no assurance that future legislation, future rulemaking or active involvement by the FDA in compounding activities of pharmacies will not have a material adverse effect on the Company's business or results of operations.

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

     In part to address concerns regarding the anti-kickback statute, the federal government has promulgated regulations that provide exceptions, or "safe harbors", for transactions that will be deemed not to violate the anti-kickback statute. In November, 1999, final regulations were adopted to clarify these safe harbors and to provide additional safe harbors. Although the Company believes that it is not in violation of the anti-kickback statute, its operations do not fit within any of the existing safe harbors. Until 1997, there were no procedures for obtaining binding interpretations or advisory opinions from the Health and Human Services Office of the Inspector General ("OIG") on the application of the federal anti-kickback statute to an arrangement or its qualification for a safe harbor upon which the Company can rely. However, the Social Security Act requires the Secretary of Health and Human Services to issue written advisory opinions regarding the applicability of certain aspects of the anti-kickback statute to specific existing or proposed arrangements. Advisory opinions are binding as to the Secretary and the party requesting the opinion.

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

     In January, 1998, the HCFA published proposed regulations implementing Stark II. On January 4, 2001, HCFA issued an Interim Final Rule with comment period implementing "Phase I" of the Stark II statute. Phase I addresses HCFA's interpretation of the basic self-referral prohibition, the statutory definitions, selected compensation arrangement exceptions and certain global exceptions to the prohibition, including the in-office ancillary services exception and the prepaid health plan exception. Phase II regulations, expected to be issued in 2001, will address the remaining compensation arrangement exceptions, the ownership and investment interest exceptions, reporting requirements and sanctions. Until the Phase II regulations are promulgated, the financial or other impact of the Stark II regulations cannot be determined.

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

     Patient Confidentiality. Various federal and state laws establish minimum standards for the maintenance of medical records and the protection of patient health information. In the course of our business, we maintain medical records for each patient to whom we dispense pharmaceuticals. As a result, we are subject to one or more of these medical record and patient confidentiality laws. Of particular significance are the Health Insurance Portability and Accountability Act ("HIPAA") security and privacy regulations. The HIPAA security regulations, which establish certain standards for assuring the physical security and integrity of electronically maintained health information, were promulgated in 1998 as a proposed rule. The final rule is expected to be published shortly. The HIPAA privacy regulations, which establish standards for protecting the confidentiality and privacy of health information in any form, were issued as a final rule on December 28, 2000. However, the privacy regulations have been re-opened for public comment and the effective date postponed. The HIPAA regulations impose significant civil and criminal sanctions for violations of the rules and improper use or disclosure of patient information.

     The HIPAA security regulations may require that we invest significant capital in upgrading our information systems hardware, software and procedures. The HIPAA privacy regulations may require that we make substantial changes to our policies, procedures, forms, employee training and information handling practices. However, until the HIPAA security and privacy regulations are finalized and effective, we are unable to determine their financial or other impact on the Company.

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

     In 2000, the Company's revenues from Medicare and Medicaid was minimal. Nevertheless, due to the reliance of office-based oncologists and renal dialysis clinics on Medicare and Medicaid reimbursement, changes in such governmental programs could have a material effect on the Company's financial condition and results of operations.

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

     Additionally, the Balanced Budget Act of 1997 (the "Budget Act"), which was enacted in August 1997, contained numerous provisions related to Medicare and Medicaid reimbursement. While very complicated, the general thrust of the provisions dealing with Medicare and Medicaid contained in the Budget Act is intended to significantly slow the growth in Medicare spending. The Budget Act contains changes to reimbursement rates for certain Medicare and Medicaid covered services, as well as certain limitations on the coverage of such services. Although the Company's revenues in 2000 included minimal reimbursement from Medicare and Medicaid, the Budget Act may affect the Company's suppliers and customers, which in turn could have an adverse effect on the Company.

     In addition, the Company expects that private payors will continue their efforts to contain or reduce healthcare costs through reductions in reimbursement rates or other cost-containment measures. The continuation of such efforts could have a material adverse effect on the Company's financial condition and results of operations.

Employees

     At December 30, 2000, the Company had approximately 295 full-time equivalent employees. None of the Company's employees is currently represented by a labor union or other labor organization. Approximately 9% of the employees are pharmacists or nurses. The Company believes that its relationship with its employees is good.

ITEM 2.   PROPERTIES.

     The Company's headquarters and a specialty pharmacy facility are located in Lake Mary, Florida, and consist of 46,500 square feet of space leased through December 2004. The Company also has 8,500 square feet of administrative office space located in Lake Mary, Florida leased through December 2005 and 3,100 square feet of administrative office space located in Stratham, New Hampshire leased through December 2003. Priority Healthcare Distribution has a 32,000 square foot distribution center in Sparks, Nevada, which is leased through November 2005 and a 36,000 square foot distribution center in Grove City, Ohio, which is leased through July 2002. Priority Healthcare Pharmacy has a 1,500 square foot specialty pharmacy and administrative office in Philadelphia, Pennsylvania, which is leased through April 2004 and a 5,500 square foot specialty pharmacy in Lynnfield, Massachusetts, which is leased through July 2004.

     The Company's distribution centers have been constructed or adapted to the Company's specifications for climate control, alarm systems and, where required, segregated security areas for controlled substances.

     Overall, the Company believes that its facilities are suitable and adequate for its current needs, and for projected internal growth through at least 2002.

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

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. As of December 30, 2000, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification to be submitted to the sellers. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

     The Company is also subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is expected to be material to the Company's results of operations, financial condition or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Company

                 Name                    Age                    Position
--------------------------------------  -----     ----------------------------------------------------
      William E. Bindley                   60     Chairman of the Board

      Robert L. Myers                      55     President, Chief Executive Officer and Director

      Steven D. Cosler                     45     Executive Vice President and Chief Operating Officer
                                                  and Director

      Donald J. Perfetto                   54     Executive Vice President, Chief Financial Officer,
                                                  Treasurer and Director

      Guy F. Bryant                        42     Executive Vice President and Chief Marketing Officer

      William M. Woodard                   42     Vice President--Strategic Alliances

      Melissa E. McIntyre                  40     Vice President--Strategic Program Development

      Barbara J. Luttrell                  60     Vice President--Administration

     William E. Bindley is a part-time consultant to Cardinal Health, Inc., a health care service company. He was the Chairman of the Board, Chief Executive Officer and President of BWI since founding BWI in 1968 until BWI was acquired by Cardinal Health, Inc. in February, 2001. He is also a director of Cardinal Health, Inc. and Shoe Carnival, Inc., a shoe retailer. Mr. Bindley was the Chief Executive Officer of the Company from July 1994 until May 1997 and the President of the Company from May 1996 until July 1996. He has served as a director of the Company since June 1994.

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

     Melissa E. McIntyre, RN, OCN, has held the positions of Vice President-- Strategic Program Development or Vice President--Clinical Services of the Company since August 1997. She has also held various positions with subsidiaries of the Company since June 1994. Prior to joining the Company, and since June 1991, she was employed by Intracare, an outpatient infusion center, as clinical director of nursing.

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

     (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information regarding executive officers is included as an unnumbered Item in
Part I of this Annual Report in lieu of being included in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.)

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Prices

     The Company's Class B Common Stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol PHCC. On May 4, 1999, a 3-for-2 stock split of the Company's Common Stock was effected in the form of a stock dividend to shareholders of record at the close of business on April 20, 1999. On November 22, 2000, a 2-for-1 stock split of the Company's Common Stock was effected in the form of a stock dividend to shareholders of record at the close of business on November 8, 2000. The prices set forth below, adjusted to reflect retroactively the May 1999 and November 2000 stock splits, reflect the high and low sales prices for the Company's Class B Common Stock as reported by Nasdaq for the years ended December 31, 1999 and December 30, 2000. As of March 2, 2001, there were 80 holders of record of the Company's Class B Common Stock.

                            High          Low
                            ----          ---
1999:
First Quarter               16.79         9.08
Second Quarter              21.38        14.79
Third Quarter               24.38        11.31
Fourth Quarter              15.38         9.56
2000:
First Quarter               33.75        12.22
Second Quarter              37.69        18.00
Third Quarter               38.50        25.00
Fourth Quarter              41.75        22.64

     The Company's Class A Common Stock is not listed for trading. However, because the Class A Common Stock is automatically converted into Class B Common Stock upon transfer (except in limited circumstances), the Class A Common Stock is freely tradable except by affiliates of the Company. As of March 2, 2001, there were 658 holders of record of the Company's Class A Common Stock.

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

Sales of Unregistered Securities

     The following information is furnished as to securities of the Company sold during 2000 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

     (a) On October 18, 2000, the Company issued 460 shares of Class B Common Stock to its four non-employee Directors as the stock portion of their annual retainer.

     (b) On November 22, 2000, all of the 22,698,081 shares of the Company's Common Stock outstanding on the record date of November 8, 2000 were split on a 2-for-1 basis, paid as a stock dividend.

     The transaction described in paragraph (a) above was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

     The transaction described in paragraph (b) above was exempt from the registration requirements of the Securities Act because it did not involve a "sale" of a security within the meaning of Section 2(3) of the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA.

     In 1993, BWI acquired substantially all of the assets of Charise Charles, Ltd., Inc. Through December 30, 2000, six additional acquisitions were made by or on behalf of Priority Healthcare Corporation. See "Item 1. Business-- Acquisition History." These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired entities are included in our financial statements from their respective dates of acquisition. As a result, period-to-period comparisons of financial position and results of operations are not necessarily meaningful. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included elsewhere in this report.

                                                 Year ended      Year ended    Year ended     Year ended     Year ended
                                               December 31,    December 31,  December 31,   December 31,   December 30,
                                                       1996            1997          1998           1999           2000
                                             --------------------------------------------------------------------------
                                                                    (000's omitted, except share data)
Statement of Earnings Data:
Net sales..................................       $   158,247   $   230,982   $   275,626    $   427,887    $   584,657
Cost of products sold......................           141,074       207,755       244,485        375,263        514,360
Gross profit...............................            17,173        23,227        31,141         52,624         70,297
Selling, general and
 administrative expense....................             8,443        10,620        13,989         21,228         31,313
Depreciation and
 amortization..............................             1,009         1,161         1,234          1,290          1,335
Earnings from operations...................             7,721        11,446        15,918         30,106         37,649
Stock option expense ......................                 -           350             -              -              -
Interest expense (income), net.............               437           887          (916)        (3,432)        (6,920)
Earnings before income taxes...............             7,284        10,209        16,834         33,538         44,569
Provision for income taxes.................             2,915         4,058         6,691         12,844         16,490
Net earnings...............................       $     4,369   $     6,151   $    10,143    $    20,694    $    28,079

Earning per share: .......................
   Basic...................................       $       .14   $       .19   $       .27    $       .51    $       .66
   Diluted ................................       $       .14   $       .19   $       .27    $       .50    $       .65
Weighted average
  shares outstanding: ....................
   Basic...................................        30,642,858    31,868,822    37,545,948     40,503,406     42,254,841
   Diluted ................................        30,642,858    31,879,766    37,708,082     41,535,642     43,096,956

                                                 December 31,  December 31,  December 31,   December 31,   December 30,
                                                         1996          1997          1998           1999           2000
                                             --------------------------------------------------------------------------
Balance Sheet Data:
Working capital............................       $    20,792   $    57,488   $    61,875    $   145,770    $   194,724
Receivable from BWI........................                 -         5,290        16,517              -              -
Total assets...............................            57,220        91,728       107,519        217,704        297,101
Payable to BWI.............................             9,290             -             -              -              -
Long-term obligations......................               560           272             -              -              -
Note payable to BWI........................                 -         6,000             -              -              -
Total liabilities..........................            27,820        31,845        37,478         59,097         86,498
Shareholders' equity.......................            29,400        59,883        70,041        158,607        210,603

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

     This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report.

Introduction

     We were formed in June 1994 to succeed to the business operations of companies previously acquired by BWI, as described below. From our formation through our initial public offering, or IPO, on October 24, 1997, we operated as a wholly owned subsidiary of BWI, and procured a number of services from, and engaged in a number of financial and other transactions with, BWI. After the IPO, we continued to be controlled by BWI, but operated on a stand-alone basis. On December 31, 1998, BWI distributed to the holders of BWI common stock on December 15, 1998 all of the shares of our Class A Common Stock owned by BWI, making Priority Healthcare Corporation a stand-alone public company. Accordingly, since the IPO we have incurred and will continue to incur incremental recurring legal, audit, risk management and administrative costs related to operating as a stand-alone entity that we did not experience as a wholly owned subsidiary of BWI. The financial information included in this Annual Report on Form 10-K prior to 1999 is not necessarily indicative of our future results of operations, financial position and cash flows as a stand-alone public company.

     We provide specialty pharmaceuticals and related medical supplies as well as disease treatment services to the office-based physician, outpatient renal dialysis and homecare markets. Our operations are derived from the acquisition by BWI of substantially all of the assets of Charise Charles, a specialty wholesale distributor of oncology and renal care biopharmaceuticals, in February 1993 and of PRN, a specialty wholesale distributor of renal care supplies and dialysis equipment, in October 1993. We subsequently acquired 3C, a specialty distributor of acute dialysis products, in October 1994, IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc., three related companies that provided specialty pharmacy and related healthcare services, in January 1995, Grove Way Pharmacy, a vaccine and injectable drug distributor, in August 1997, Pharmacy Plus, Ltd., a specialty pharmacy, in April 1999, and Monitors Unlimited, Inc., a distributor in the oral surgery market, in September 1999. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired companies are included in our financial statements from their respective dates of acquisition. As a result, period-to-period comparisons of financial position and results of operations are not necessarily meaningful.

     The operations of Charise Charles, PRN, 3C, Grove Way Pharmacy and Monitors Unlimited are now included in our Priority Healthcare Distribution division, and IV-1, Inc. (which now is named Priority Healthcare Pharmacy, Inc. and includes the operations of IV-One Services, Inc. and National Pharmacy Providers, Inc., which merged into IV-1, Inc. on December 31, 1998) and Pharmacy Plus comprise the Priority Healthcare Pharmacy division. During 1998, 1999 and 2000, Priority Healthcare Distribution represented 88%, 77% and 73% of net sales, respectively, and Priority Healthcare Pharmacy represented the balance. Historically, Priority Healthcare Pharmacy has generated substantially higher margins than Priority Healthcare Distribution and has contributed a significant portion of our earnings.

     On January 20, 2001, we acquired substantially all of the assets of Lynnfield Drug, Inc., Lynnfield Compounding Center, Inc., and Freco, Inc., three related companies doing business as Freedom Drug, which are now included in our Priority Healthcare Pharmacy division.

Results of Operations

     2000 Compared to 1999

     Net Sales. Net sales increased to $584.7 million in 2000 from $427.9 million in 1999, an increase of 37%. The growth reflected primarily the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of Pharmacy Plus, Ltd. and Monitors Unlimited, Inc. and inflationary price increases.

     Gross Profit. Gross profit increased to $70.3 million in 2000 from $52.6 million in 1999, an increase of 34%. The increase in gross profit reflected increased sales by both Priority Healthcare Distribution and Priority Healthcare Pharmacy and the acquisitions of Pharmacy Plus and Monitors Unlimited. Gross profit as a percentage of net sales decreased in 2000 to 12.0% from 12.3% in 1999. This decrease was primarily attributable to the change in sales mix, as lower margin products experienced increased sales. Competition continues to exert pressure on margins.

     Selling, General and Administrative Expense. Selling, general and administrative, or SGA, expense increased to $31.3 million in 2000 from $21.2 million in 1999, an increase of 48%. SGA expense as a percentage of net sales increased to 5.4% in 2000 from 5.0% in 1999. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management. The increase in SGA expense reflected the growth in our business, the acquisitions of Pharmacy Plus and Monitors Unlimited and a charge for the write off of certain receivables. The increase in SGA expense as a percentage of net sales resulted from the charge for the write off of certain receivables.

     Depreciation and Amortization. Depreciation and amortization, or D&A, was $1.3 million in both 2000 and 1999.

     Interest Income, Net. Interest income, net, increased to $6.9 million in 2000 from $3.4 million in 1999, an increase of 102%. In 2000, the interest income was primarily related to amounts earned by investing cash and funds received from operations, the June and July 1999 secondary public offering of our Class B Common Stock (the "Secondary Offering") and employee stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities. In 1999, interest income of $2.8 million was primarily related to amounts earned by investing cash and funds received from the Secondary Offering in overnight repurchase agreements with major financial institutions and in marketable securities, and interest income of $662,000 was related to loaning funds to BWI. The interest income on the loans to BWI was calculated by applying BWI's average incremental borrowing rate, which was 5.4% for 1999, to the average outstanding balances. During 1999 the average outstanding loans to BWI were $12.3 million.

     Income Taxes. The provision for income taxes in 2000 and 1999 represented 37.0% and 38.3%, respectively, of earnings before taxes. During 2000, we implemented selected tax strategies which reduced our effective tax rate.

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

     Selling, General and Administrative Expense. SGA expense increased to $21.2 million in 1999 from $14.0 million in 1998, an increase of 52%. SGA expense as a percentage of net sales decreased to 5.0% in 1999 from 5.1% in 1998. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management. The increase in SGA expense reflected the growth in our business and the acquisitions of Pharmacy Plus and Monitors Unlimited. The decrease in SGA expense as a percentage of net sales resulted from the spreading of fixed costs over a larger sales base.

     Depreciation and Amortization. D&A increased to $1.3 million in 1999 from $1.2 million in 1998, an increase of 5%. The increase in D&A was primarily the result of depreciation of new equipment, particularly management information systems, offset, in part, by a decrease in amortization of intangible assets that became fully amortized.

     Interest Income, Net. Interest income, net, increased to $3.4 million in 1999 from $916,000 in 1998, an increase of 275%. In 1999, interest income of $2.8 million was primarily related to amounts earned by investing cash and funds received from the Secondary Offering in overnight repurchase agreements with major financial institutions and in marketable securities, and interest income of $662,000 was related to loaning funds to BWI. In 1998, interest income of $348,000 and $1.1 million was primarily related to amounts earned by investing funds received from the IPO in overnight repurchase agreements with a major financial institution and loaning funds to BWI, respectively. This interest income was partially offset by interest expense of $326,000 on the subordinated note issued to BWI on March 31, 1997 (which was paid September 30, 1998) and interest expense of $155,000 on the deferred compensation of one of our executives. The interest income or expense on the loans to or borrowings from BWI was calculated by applying BWI's average incremental borrowing rate, which was 5.4% and 6.3% for 1999 and 1998, respectively, to the average outstanding balances. During 1999 and 1998 the average outstanding loans to BWI were $12.3 million and $16.9 million, respectively.

     Income Taxes. For the year ended December 31, 1999, we separately filed consolidated federal and state income tax returns. Through December 31, 1998, we participated in the consolidated federal and state income tax returns filed by BWI. BWI charged federal and state income tax expense to us as if we filed our own separate federal and state income tax returns. The provision for income taxes in 1999 and 1998 represented 38.3% and 39.7%, respectively, of earnings before taxes. During 1999, we implemented selected tax strategies which reduced our effective tax rate.

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

     We had cash and cash equivalents of $50.1 million, marketable securities of $78.6 million and working capital of $194.7 million at December 30, 2000. In addition, we have a $10.0 million unsecured line of credit which has not been used during the two years ended December 30, 2000.

     Net Cash Provided by Operating Activities. Our operations generated $40.0 million in cash during 2000. Receivables increased $16.1 million, primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Finished goods inventory increased $17.9 million, primarily to support the increase in sales and to take advantage of some purchasing opportunities. The $23.4 million increase in accounts payable partially reduced the cash requirements for receivables and finished goods inventory; this increase was attributable to the increase in inventory, the timing of payments and the credit terms negotiated with vendors. Other liabilities increased $4.1 million, primarily for income taxes payable. We anticipate that our operations may require cash to fund our growth. D&A totaled $1.3 million and provision for doubtful accounts totaled $5.6 million in 2000. During 2000 we also generated $12.7 million from the tax benefit related to stock option exercises.

     Net Cash Used by Investing Activities. In 2000 we purchased $21.8 million of marketable securities with a portion of the funds received from operations, the Secondary Offering and employee stock option exercises. In 2000 we purchased $2.3 million in fixed assets, primarily computer hardware and software, furniture and equipment for the new corporate facility and telephone equipment. We expect that capital expenditures during 2001 will be approximately $4.0 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software and furniture and equipment for the corporate facility. In 2000 other assets increased $1.6 million primarily due to a $2.0 million equity investment, which will be carried at cost.

     Net Cash Provided by Financing Activities. During 2000 we received proceeds of $11.3 million from stock option exercises. Also during 2000 we purchased treasury stock for $436,000.

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

New Accounting Pronouncements

     The Company is required to adopt the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" in fiscal year 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of these statements is not anticipated to impact the Company's financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provided guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB No. 101 was effective for the Company's fourth quarter 2000, and required the Company to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. The Company is in compliance with the provisions of SAB No. 101, and adoption of the provisions did not have an impact on the Company's financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                        PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                      (000's omitted, except share data)

                                                            Year ended          Year ended          Year ended
                                                          December 31,        December 31,        December 30,
                                                                  1998                1999                2000
                                                        ------------------------------------------------------
Net sales..........................................        $   275,626         $   427,887         $   584,657
Cost of products sold..............................            244,485             375,263             514,360
                                                           -----------         -----------         -----------
Gross profit.......................................             31,141              52,624              70,297

Selling, general and administrative expense........             13,989              21,228              31,313
Depreciation and amortization......................              1,234               1,290               1,335
                                                           -----------         -----------         -----------
Earnings from operations...........................             15,918              30,106              37,649

Interest income, net...............................                916               3,432               6,920
                                                           -----------         -----------         -----------
Earnings before income taxes.......................             16,834              33,538              44,569
                                                           -----------         -----------         -----------
Provision for income taxes:
          Current..................................              6,875              13,615              17,708
          Deferred.................................               (184)               (771)             (1,218)
                                                           -----------         -----------         -----------
                                                                 6,691              12,844              16,490
                                                           -----------         -----------         -----------

Net earnings.......................................        $    10,143         $    20,694         $    28,079
                                                           ===========         ===========         ===========

Earnings per share:
          Basic....................................        $       .27         $       .51         $       .66
          Diluted..................................        $       .27         $       .50         $       .65
Weighted average shares outstanding:
          Basic....................................         37,545,948          40,503,406          42,254,841
          Diluted..................................         37,708,082          41,535,642          43,096,956

         See accompanying notes to consolidated financial statements.

                        PRIORITY HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (000's omitted, except share data)

                                                                                  December 31,        December 30,
                                                                                          1999                2000
                                                                               -----------------------------------
ASSETS:
Current assets:
 Cash and cash equivalents.................................................           $ 24,814            $ 50,057
 Marketable securities.....................................................             56,795              78,570
 Receivables, less allowance for doubtful accounts of
     $1,764 and $2,954, respectively.......................................             88,793              99,305
 Finished goods inventory..................................................             30,920              48,839
 Deferred income taxes.....................................................              1,685               2,668
 Other current assets......................................................              1,860               1,783
                                                                                      --------            --------
                                                                                       204,867             281,222
Fixed assets, net..........................................................              2,562               3,952
Deferred income taxes......................................................                 38                 273
Other assets...............................................................                469               2,019
Intangibles, net...........................................................              9,768               9,635
                                                                                      --------            --------

      Total assets.........................................................           $217,704            $297,101
                                                                                      ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
 Accounts payable..........................................................           $ 53,897            $ 77,257
 Other current liabilities.................................................              5,200               9,241
                                                                                      --------            --------
                                                                                        59,097              86,498
                                                                                      --------            --------

Commitments and contingencies  (notes 11 and 13)

Shareholders' equity:
 Preferred stock, no par value, 5,000,000 shares authorized, none
   issued and outstanding..................................................                 --                  --
 Common stock
  Class A, $0.01 par value, 55,000,000 shares authorized,
       10,482,844 and 8,123,867 issued and outstanding,
       respectively........................................................                105                  81
  Class B, $0.01 par value, 180,000,000 shares authorized,
       33,284,868 and 37,272,375 issued and outstanding,
       respectively........................................................                333                 373
  Additional paid in capital...............................................            150,817             174,279
  Retained earnings........................................................             37,688              65,767
                                                                                      --------            --------
                                                                                       188,943             240,500
  Less:  Common stock in treasury (at cost), 2,609,716 and
        2,548,273 shares, respectively.....................................            (30,336)            (29,897)
                                                                                      --------            --------
      Total shareholders' equity...........................................            158,607             210,603
                                                                                      --------            --------

      Total liabilities and shareholders' equity...........................           $217,704            $297,101
                                                                                      ========            ========

         See accompanying notes to consolidated financial statements.

                        PRIORITY HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                           Year ended        Year ended        Year ended
                                                                         December 31,      December 31,      December 30,
                                                                                 1998              1999              2000
                                                                      ---------------------------------------------------
Cash flow from operating activities:
  Net income........................................................         $ 10,143          $ 20,694          $ 28,079
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization..................................            1,234             1,290             1,335
     Provision for doubtful accounts................................              221             1,655             5,610
     Tax benefit from stock option exercises........................               --               834            12,660
     Loss on disposal of fixed assets...............................               --               280                38
     Compensation expense on stock grants...........................               15                30                30
     Deferred income taxes..........................................             (184)             (771)           (1,218)
  Change in assets and liabilities, net of acquisitions:
     Receivables....................................................          (13,403)          (33,499)          (16,122)
     Finished goods inventory.......................................              695            (6,004)          (17,919)
     Accounts payable...............................................           10,677            19,944            23,360
     Other current assets and liabilities...........................            1,018               196             4,118
                                                                             --------          --------          --------
     Net cash provided by operating activities......................           10,416             4,649            39,971
                                                                             --------          --------          --------
Cash flow from investing activities:
  Purchase of marketable securities.................................               --           (56,795)          (21,775)
  Purchase of fixed assets..........................................             (825)           (1,609)           (2,276)
  Proceeds from sale of fixed assets................................               --                47                --
  Increase in other assets..........................................               --              (469)           (1,550)
  Acquisition of businesses.........................................               --            (4,536)               --
                                                                             --------          --------          --------
     Net cash used by investing activities..........................             (825)          (63,362)          (25,601)
                                                                             --------          --------          --------
Cash flow from financing activities:
  Net change in amounts due to /from BWI............................          (11,227)           16,517                --
  Repayment of subordinated note payable to BWI.....................           (6,000)               --                --
  Payments on long-term obligations.................................             (272)               --                --
  Proceeds from stock option exercises..............................               --             1,271            11,309
  Payments for purchase of treasury stock...........................               --           (30,336)             (436)
  Proceeds from secondary stock offering, net.......................               --            96,073                --
                                                                             --------          --------          --------
     Net cash provided by (used in) financing                                 (17,499)           83,525            10,873
       activities...................................................         --------          --------          --------
Net increase (decrease) in cash.....................................           (7,908)           24,812            25,243
Cash and cash equivalents at beginning of period....................            7,910                 2            24,814
                                                                             --------          --------          --------
Cash and cash equivalents at end of period..........................         $      2          $ 24,814          $ 50,057
                                                                             ========          ========          ========

Supplemental cash flow information:
  Interest paid.....................................................         $    361          $     --          $     --
  Income taxes paid.................................................         $  6,875          $ 14,085          $    754

Supplemental non-cash investing and financing activities:
  Stock issued in connection with acquisition.......................         $     --          $     --          $    354

         See accompanying notes to consolidated financial statements.

                        PRIORITY HEALTHCARE CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (000's omitted, except share data)

                                             Class A Common Stock   Class B Common Stock   Class B Common Stock
                                             --------------------   --------------------  -----------------------
                                                                                                                   Additional
                                               Shares                  Shares              Treasury                 Paid in
                                             Outstanding   Amount   Outstanding   Amount    Shares       Amount     Capital
                                             -----------   ------   -----------   ------    ------       ------     -------
Balances at December 31, 1997.............    30,642,858    $ 307      6,902,766    $ 69          --    $     --     $ 52,656
  Net earnings............................
  Issuance of Class B common stock:
     Board of Directors' compensation.....                                 1,662                                           15
                                             -----------    -----     ----------    ----  ----------    --------     --------
Balances at December 31, 1998.............    30,642,858      307      6,904,428      69          --          --       52,671
  Net earnings............................
  Issuance of Class B common stock:
     Secondary public offering............                             5,980,000      60                               96,013
     Stock option exercises and related
        tax benefit.......................                               261,120       3                                2,102
     Board of Directors' compensation.....                                 2,424                                           30
     Repurchase of common stock...........                                                (2,609,716)    (30,336)
     Conversions from Class A.............   (20,160,014)    (202)    20,136,896     201                                    1
                                             -----------    -----     ----------    ----  ----------    --------     --------
Balances at December 31, 1999.............    10,482,844      105     33,284,868     333  (2,609,716)    (30,336)     150,817
  Net earnings............................
  Issuance of Class B common stock:
     Stock option exercises and related
        tax benefit.......................                             1,627,610      16      65,368         766       23,187
     Board of Directors' compensation.....                                   920                                           30
     Issuance of common stock in
        connection with acquisition.......                                                     9,284         109          245
     Repurchase of common stock...........                                                   (13,209)       (436)
     Conversions from Class A.............    (2,358,977)     (24)     2,358,977      24
                                             -----------    -----     ----------    ----  ----------    --------     --------
Balances at December 30, 2000............      8,123,867    $  81     37,272,375    $373  (2,548,273)   $(29,897)    $174,279
                                             ===========    =====     ==========    ====  ==========    ========     ========

                                             Retained   Shareholders'
                                             Earnings      Equity
                                             --------      ------
Balances at December 31, 1997.............    $ 6,851      $ 59,883
  Net earnings............................     10,143        10,143
  Issuance of Class B common stock:
     Board of Directors' compensation.....                       15
                                              -------      --------
Balances at December 31, 1998.............     16,994        70,041
  Net earnings............................     20,694        20,694
  Issuance of Class B common stock:
     Secondary public offering............                   96,073
     Stock option exercises and related
        tax benefit.......................                    2,105
     Board of Directors' compensation.....                       30
     Repurchase of common stock...........                  (30,336)
     Conversions from Class A.............                       --
                                              -------      --------
Balances at December 31, 1999.............     37,688       158,607
  Net earnings............................     28,079        28,079
  Issuance of Class B common stock:
     Stock option exercises and related
        tax benefit.......................                   23,969
     Board of Directors' compensation.....                       30
     Issuance of common stock in
        connection with acquisition.......                      354
     Repurchase of common stock...........                     (436)
     Conversions from Class A.............                       --
                                              -------      --------
Balances at December 30, 2000............     $65,767      $210,603
                                              =======      ========

          See accompanying notes to consolidated financial statements.

                        PRIORITY HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Significant Accounting Policies

     Basis of presentation. Priority Healthcare Corporation (the "Company") was formed by Bindley Western Industries, Inc. ("BWI") on June 23, 1994, as an Indiana corporation to focus on the distribution of products and provision of services to the "alternate site" segment of the healthcare industry. The Company now operates as a national specialty pharmacy and distributor that provides biopharmaceuticals, complex therapies and related disease treatment programs and services.

     See discussions regarding the distribution of the Class A Common Stock owned by BWI in Note 10--Capital Stock.

     During 1998, the consolidated financial statements of the Company included certain allocations of corporate overhead and other expenses incurred by BWI on behalf of the Company. These expenses and the basis of allocations are discussed in Note 2--Related Party Transactions. The Company's financial statements during 1998 are not necessarily indicative of the results the Company would have reported had it existed as a stand-alone public entity, or of the financial position, results of operations and cash flows of the Company in the future.

     Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. On April 12, 2000, the Company changed its reporting period for the fiscal year from a calendar year ending December 31 to the 52 or 53 week period ending on the Saturday closest to December 31.

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

     Fixed assets. Depreciation is computed on the straight-line method for financial reporting purposes. Accelerated methods are primarily used for income tax purposes. Assets, valued at cost, are generally being depreciated over their estimated useful lives as follows:

                                                           Estimated
                                                         useful life
                                                             (years)
                                                         -----------
               Furnishings.............................            5
               Leasehold improvements..................            5
               Transportation and other equipment......            5

In the event facts and circumstances indicate an asset could be impaired, an evaluation of the undiscounted estimated future cash flows from operations is compared to the asset's carrying amount to determine if a write-down is required. At December 31, 1999 and December 30, 2000, management has determined no impairments existed.

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

     Shipping and handling costs. The Company does not charge customers for shipping and handling. Costs associated with shipping and handling activities are comprised of outbound freight and are included in selling, general and administrative expense. These costs were $1.9 million, $2.5 million and $3.3 million in 1998, 1999 and 2000, respectively.

     Earnings per share. Basic earnings per share is computed by dividing net income by the weighted average of Class A and Class B shares outstanding for the period. Diluted earnings per share computations assume outstanding stock options with a dilutive effect on earnings were exercised. These common stock equivalents are added to the weighted average number of shares outstanding in the diluted calculation. A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the years ended December 31, 1998, December 31, 1999 and December 30, 2000:

                                                              (In Thousands)
                                                            1998    1999    2000
                                                          ------  ------  ------
Weighted average number of Class A and Class B
  Common shares outstanding used as the denominator
  in the basic earnings per share calculation             37,546  40,503  42,255

Additional shares assuming exercise of dilutive
  stock options                                              162   1,033     842
                                                          ------  ------  ------
Weighted average number of Class A and Class B
  Common and equivalent shares used as the denominator
  in the diluted earnings per share calculation           37,708  41,536  43,097
                                                          ======  ======  ======

     Income taxes. For the years ended December 30, 2000 and December 31, 1999, the Company will file or has filed its own consolidated federal and state income tax returns. For the year ended December 31, 1998, the Company participated in the consolidated federal and state income tax returns filed by BWI. The Company was charged by BWI for federal and state income tax expense as if the Company filed its own separate federal and state income tax returns.

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

     Fair value of financial instruments. The carrying values of cash and cash equivalents, marketable securities, receivables, other current assets, accounts payable and other current liabilities approximate their fair market values due to the short-term maturity of these instruments.

     Prior year reclassifications. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Note 2--Related Party Transactions

     On October 29, 1997, the Company consummated an initial public offering ("IPO") of 6,000,000 shares of Class B Common Stock. An additional 900,000 shares of Class B Common Stock were sold on November 25, 1997 pursuant to the exercise of the underwriters' overallotment option. Prior to the IPO, the Company was a wholly-owned subsidiary of BWI. After the IPO, BWI owned over 80% of the Company's outstanding capital stock. On October 23, 1998, the Board of Directors of BWI declared a distribution payable on December 31, 1998 to the holders of BWI common stock of the 30,642,858 shares of Priority Class A Common Stock owned by BWI on the basis of .448 shares of Priority Class A Common Stock for each share of BWI common stock outstanding on December 15, 1998, which was the record date for the Distribution. The fraction of a share of Priority Class A Common Stock that was distributed for each share of BWI Common Stock was based upon the 10,214,286 shares of Priority Class A Common Stock owned by BWI divided by the 22,782,545 shares of BWI Common Stock outstanding on the record date. The Company and BWI have entered into certain related party transactions which are described below. Had the Company operated as a stand-alone, non-public entity for all periods presented, management believes the costs and expenses incurred by the Company would not have differed materially from those reported in the financial statements. In addition, the Company participated in the BWI profit sharing plan, as discussed in Note 9--Profit Sharing Plan, through December 31, 1998.

     BWI provided management and consulting services to the Company which included, but were not limited to, legal, human resources, payroll and tax. The Company was charged $65,000 during the year ended December 31, 1998 for such services. This amount was based on an allocation of the actual services rendered by BWI and were calculated in a manner considered reasonable by management.

     The Company was also provided certain coverage under the BWI insurance plans. These expenses were charged to the Company based on a combination of a pro rata allocation and the push-down of actual expenses incurred, depending on the type of expenditure. These methods are considered reasonable by management. This insurance expense was $163,000 during the year ended December 31, 1998.

     At December 31, 1998, BWI owed the Company $16.5 million. This amount was due on demand and represented loans of excess cash balances of the Company to BWI on a short-term, interest-bearing basis. The amount was collected during 1999. Interest income attributable to loans to BWI was $1.1 million and $662,000 for 1998 and 1999, respectively. These amounts were calculated by applying BWI's average incremental borrowing rate, which was 6.3% and 5.4% for 1998 and 1999, respectively, to the average outstanding balances. During 1998 and 1999, the average outstanding loans to BWI were $16.9 million and $12.3 million, respectively.

     On March 31, 1997, the Company declared and paid a dividend to BWI in the form of a $6.0 million subordinated promissory note that was to become due on March 31, 1999. The Company paid the note on September 30, 1998. The note carried an interest rate of 7.25% per annum. For 1998, interest expense associated with this note totaled $326,000.

     During the year ended December 31,1998, intercompany purchases of inventory from BWI (at the price paid by BWI) totaled $6.0 million.

     Certain employees of the Company were granted options to purchase BWI stock under a BWI stock option plan. 155,750 and 15,000 such options were granted by BWI to Company employees in 1996 and 1997 (prior to the IPO), respectively, with exercise prices equal to the market price of the BWI stock at the date of grant. No compensation expense was recognized on any BWI option grants pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". If the Company had recognized compensation expense based on the grant date fair value of those options as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", net income for the year ended December 31, 1998 would have decreased $54,000, on a pro forma basis. See Note 10--Capital Stock for a calculation of pro forma earnings per share required by SFAS No. 123. The weighted average fair value of each 1996 and 1997 BWI option granted of $6.04 and $7.21, respectively, was estimated using the Black-Scholes option pricing model, and certain assumptions relevant to those BWI options and the underlying BWI common stock. On December 31, 1998, the unvested BWI stock options were converted to options to purchase shares of Class B Common Stock of the Company. See Note 10--Capital Stock.

     During the year ended December 30, 2000 the Company made a $2.0 million equity investment in an internet content management company, which is carried at cost. During the year ended December 30, 2000 the Company purchased $1.4 million of services from this company.

Note 3--Acquisitions

     On April 12, 1999, the Company completed an acquisition of the majority of the operating assets of Pharmacy Plus, Ltd., a specialty pharmacy in Philadelphia, Pennsylvania, that primarily provides injectable biopharmaceuticals. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Pharmacy Plus, Ltd. assets was approximately $3.5 million, which included approximately $450,000 for inventory and fixed assets and resulted in approximately $3.0 million of goodwill. No indebtedness was assumed. The results of operations of Pharmacy Plus, Ltd. would not have been material to the results of the Company for the years ended December 31, 1998 and 1999.

     On September 2, 1999, the Company completed an acquisition of the majority of the operating assets of Monitors Unlimited, Inc., a distributor in the oral surgery market. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Monitors Unlimited, Inc. assets was approximately $1.4 million, which included approximately $245,000 for inventory and accounts receivable, approximately $95,000 in assumed accounts payable debt, and resulted in approximately $1.2 million of goodwill. The results of operations of Monitors Unlimited, Inc. would not have been material to the results of the Company for the years ended December 31, 1998 and 1999.

Note 4--Marketable Securities

     Marketable securities are carried on the balance sheet at their market value. They consist of the following:

                                                  December 31,             December 30,
                                                  ------------             ------------
                                                      1999                     2000
                                                      ----                     ----
                                                 (In Thousands)           (In Thousands)
U.S. Government Agency Securities...                $51,845                  $    --
Corporate Bonds.....................                     --                   56,282
Commercial Paper....................                  4,950                   22,288
                                                    -------                  -------
                                                    $56,795                  $78,570
                                                    =======                  =======

These investments had a fair value of approximately $75.0 million (which includes approximately $18.2 million classified as cash equivalents) and $125.8 million (which includes approximately $47.2 million classified as cash equivalents) at December 31, 1999 and December 30, 2000, respectively. At December 31, 1999 and December 30, 2000, the amortized cost of these investments approximated their market value. There were no gross realized gains or losses on sales of available-for-sale securities in 1999 and 2000. All available-for-sale securities are due in one year or less.

Note 5--Fixed Assets

     Fixed assets at December 31, 1999 and December 30, 2000 consist of the following:

                                                           (In Thousands)
                                                       1999               2000
                                                    -------            -------
Furnishings...................................      $ 1,083            $ 1,618
Leasehold improvements........................          176                331
Transportation and other equipment............        2,352              3,762
                                                    -------            -------
                                                      3,611              5,711
Less: accumulated depreciation................       (1,049)            (1,759)
                                                    -------            -------
                                                    $ 2,562            $ 3,952
                                                    =======            =======

Note 6--Intangibles

     Intangibles at December 31, 1999 and December 30, 2000 consist of the following:

                                                 (In Thousands)
                                              1999              2000
                                           -------           -------
Goodwill........................           $ 9,911           $10,265
Accumulated amortization........            (1,040)           (1,401)
                                           -------           -------
Goodwill, net...................             8,871             8,864
                                           -------           -------
Other...........................             1,639             1,639
Accumulated amortization........              (742)             (868)
                                           -------           -------
Other, net......................               897               771
                                           -------           -------
Intangibles, net................           $ 9,768           $ 9,635
                                           =======           =======

Note 7--Short-term borrowings

     The Company entered into an agreement with a major financial institution on November 24, 1998 for a three year unsecured revolving credit facility. The Company may use the entire $10.0 million credit facility for letters of credit or direct borrowings. The Company made no direct borrowings during 1998, 1999 or 2000. The annual interest rate on direct borrowings is a variable rate equal to LIBOR plus thirty-seven and one-half basis points (0.375%). The Company is also required to maintain all of its operating accounts with this financial institution. The revolving credit facility contains covenants related to fixed charge coverage, funded debt to capitalization and funded debt to EBITDA ratios.

Note 8--Income Taxes

     The provision for income taxes includes state income taxes of $1.1 million, $1.5 million and $1.4 million in 1998, 1999 and 2000, respectively.

The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:

                                                                        Year ended     Year ended     Year ended
                                                                      December 31,   December 31,   December 30,
                                                                              1998           1999           2000
                                                                              ----           ----           ----
      Percentage of earnings before taxes:
         U.S. federal statutory rate................................          35.0%          35.0%          35.0%
         State and local taxes on income, net of federal income
           tax benefit..............................................           4.2%           3.2%           2.0%
         Other......................................................           0.5%           0.1%           0.0%
                                                                              ----           ----           ----
      Effective rate................................................          39.7%          38.3%          37.0%
                                                                              ====           ====           ====

Presented below are the significant elements of the net deferred tax balance sheet accounts at December 31, 1999 and December 30, 2000:

                                                                                    1999          2000
                                                                                 -------      --------
                                                                                     (In Thousands)
          Deferred tax asset:
              Receivables...........................................             $   944      $  1,056
              Finished goods inventories............................                 396           647
              Deferred compensation.................................                 378           671
              State taxes...........................................                  --           549
              Accrued expenses......................................                 345           415
                                                                                 -------      --------
                    Total deferred tax assets.......................               2,063         3,338
                                                                                 -------      --------

          Deferred tax liabilities:
              Fixed assets..........................................                (158)         (210)
              Intangibles...........................................                (182)         (187)
                                                                                 -------      --------
                    Total deferred tax liabilities..................                (340)         (397)
                                                                                 -------      --------

           Total net deferred tax assets............................               1,723         2,941

           Less current deferred tax assets.........................              (1,685)      ( 2,668)
                                                                                 -------      --------

           Non current deferred tax assets..........................             $    38      $    273
                                                                                 =======      ========

Note 9--Profit Sharing Plan

     The Company's eligible employees participated in the BWI qualified Profit Sharing Plan ("BWI Plan") through December 31, 1998 at which time the Company established its own qualified Profit Sharing Plan ("Profit Sharing Plan"). On February 8, 1999, all employees of the Company and their account balances transferred from the BWI Plan to the Company's Profit Sharing Plan. All employees are generally eligible to participate in the Profit Sharing Plan as of the first January 1, April 1, July 1 or October 1 after having completed at least three months of service (as defined in the Profit Sharing Plan) and having reached age 18 ("Participant"). Participants are generally eligible to receive an annual contribution from the Company after having completed at least one year of service (as defined in the Profit Sharing Plan) and having reached age 18. The annual contribution of the Company to the BWI Plan was at the discretion of the Board of Directors of BWI and for the Profit Sharing Plan is now at the discretion of the Board of Directors of the Company and is generally 8% of the Participant's compensation for the year. The employer contribution for a year is allocated among the Participants employed on the last day of the year in proportion to their relative compensation for the year. The contributions to the Profit Sharing Plan which are included as expense in the statement of earnings for 1998, 1999 and 2000 were $394,000, $350,000 and $653,000, respectively.

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

     On June 15, 1999, the Company consummated a secondary public offering of 5,200,000 shares of Class B Common Stock. An additional 780,000 shares of Class B Common Stock were sold on July 7, 1999 pursuant to the exercise of the underwriters' overallotment option. All shares were issued at a price of $17.00 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses of the offering, was $96.1 million.

     On August 24, 1999, the Board of Directors approved the purchase of up to 4,000,000 shares of the Company's outstanding shares of Class B Common Stock. This purchase was approved through August 23, 2000. In 1999, 2,609,716 shares were purchased at an average price of $11.62 and were included in treasury stock. The Company purchased the treasury stock because management felt the market undervalued the stock. In 2000, the Company did not purchase shares under this plan.

     On December 31, 1998, BWI made a distribution to the holders of BWI Common Stock of the 30,642,858 shares of Priority Class A Common Stock owned by BWI on the basis of .448 shares of Priority Class A Common Stock for each share of BWI Common Stock outstanding on December 15, 1998, which was the Record Date for the Distribution. The fraction of a share of Priority Class A Common Stock that was distributed for each share of BWI Common Stock was based upon the number of shares of Priority Class A Common Stock owned by BWI divided by the number of shares of BWI Common Stock outstanding on the Record Date.

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

     On October 19, 2000, the Company announced that the Board of Directors authorized a 2-for-1 stock split of the Company's Common Stock to be effected as a stock dividend to all shareholders of record at the close of business on November 8, 2000, the Record Date. Shareholders on the Record Date received a stock dividend of one share for each one share held. The stock dividend was paid on November 22, 2000. Holders of the Class A Common Stock received Class A shares in the split and holders of Class B Common Stock received Class B shares. The amounts presented herein give effect to the stock split as if it had occurred at the beginning of all periods presented.

     On August 25, 1997, the Board of Directors and BWI, as sole shareholder of the Company, adopted the 1997 Stock Option and Incentive Plan (the "1997 Stock Option Plan"). Under the 1997 Stock Option Plan, the Company may award stock options and shares of restricted stock to officers, key employees and consultants of the Company. The aggregate number of shares of Class B Common Stock that may be awarded under the 1997 Stock Option Plan is 4,832,894, subject to adjustment in certain events. No individual participant may receive awards for more than 300,000 shares in any calendar year. Under the 1997 Stock Option Plan, awards of restricted shares may be made, in which case the grantee would be granted shares of Class B Common Stock, subject to any determined forfeiture or transfer restrictions.

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

     On August 25, 1997, the Board of Directors and BWI, as sole shareholder of the Company, approved the adoption of the Outside Directors Stock Option Plan (the "Directors Plan"). The Directors Plan reserves for issuance 75,000 shares of the Company's Class B Common Stock, subject to adjustment in certain events. Pursuant to the Directors Plan, each non-employee director will be automatically granted an option to purchase 3,000 shares of Class B Common Stock on June 1 of each year beginning June 1, 1998. The option exercise price per share will be the fair market value of one share of Class B Common Stock on the date of grant. Each option becomes exercisable six months following the date of grant and expires 10 years following the date of grant.

     On September 15, 1998, the Board of Directors of the Company approved the adoption of the Broad Based Stock Option Plan (the "Broad Based Plan"). The Broad Based Plan reserves for issuance 1,837,323 shares of the Company's Class B Common Stock, subject to adjustment in certain events. The number of shares which may be granted under the Broad Based Plan during any calendar year shall not exceed 50,000 shares to any one person. The Compensation Committee of the Board of Directors administers the Broad Based Plan and establishes vesting schedules. Each option expires 10 years following the date of grant.

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

                                                                             Year ended     Year ended     Year ended
                                                                           December 31,   December 31,   December 30,
                                                                                   1998           1999           2000
                                                                                -------        -------        -------
                                                                                         (In Thousands)
Net earnings - as reported..........................................            $10,143        $20,694        $28,079
     Pro forma impact of
         BWI option grants (Note 2).................................                (54)            --             --
     Pro forma impact of
         Company option grants......................................             (1,718)        (4,049)        (5,531)
                                                                                -------        -------        -------
Pro forma net earnings..............................................            $ 8,371        $16,645        $22,548
                                                                                =======        =======        =======
Pro forma earnings per share:
Basic...............................................................            $  0.22        $  0.41        $  0.53
Diluted.............................................................            $  0.22        $  0.40        $  0.52

     The fair values of the Company's 1998, 1999 and 2000 option grants were estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

                                                              1998           1999           2000
                                                              ----           ----           ----
     Risk free interest rate.......................           5.02%          5.67%          5.80%
     Expected dividend yield.......................            .00%           .00%           .00%
     Expected life of options......................           4.71           4.87           4.23
     Volatility of stock price.....................          55.94%         57.09%         63.13%
     Weighted average fair value of options........         $ 6.43         $16.80         $14.22

     As discussed in Note 2--Related Party Transactions, prior to the IPO, certain employees of the Company were granted options to purchase BWI stock under a BWI stock option plan. On December 31, 1998, the unvested BWI stock options held by these employees were converted to options to purchase 201,098 shares of Class B Common Stock of the Company. No compensation expense was recorded on the conversion.

Changes in stock options under all of the Company's plans are shown below:

                                                                      Number of          Weighted average
                                                                        shares            price per share
                                                                     -------------       -----------------
     Options outstanding at December 31, 1997
     (0 shares exercisable) ......................................       1,377,750              $ 4.84

     Forfeited during 1998........................................         (87,360)             $ 5.30
     Granted during 1998..........................................       1,604,760              $ 6.21
     Exercised during 1998........................................              --                  --
     Converted from BWI during 1998...............................         201,098              $ 4.75
                                                                          ________
     Options outstanding at December 31, 1998
     (0 shares exercisable) ......................................       3,096,248              $ 5.53

     Forfeited during 1999........................................        (153,980)             $ 9.76
     Granted during 1999..........................................       1,967,170              $15.44
     Exercised during 1999........................................        (261,120)             $ 4.86
                                                                          ________
     Options outstanding at December 31, 1999
     (640,986 shares exercisable) ................................       4,648,318              $ 9.62

     Forfeited during 2000........................................        (141,380)             $17.77
     Granted during 2000..........................................       2,055,740              $26.39
     Exercised during 2000........................................      (1,692,978)             $ 6.68
                                                                          ________
     Options outstanding at December 30, 2000
     (460,210 shares exercisable) ................................       4,869,700              $17.52
                                                                        ==========

     Available for grant at December 30, 2000.....................         901,202
                                                                        ==========

  Additional information regarding the Company's options outstanding at December 30, 2000 is shown below:

                                                           Weighted Average
                               Number Outstanding              Remaining              Weighted Average
 Range of Exercise Prices     At December 30, 2000         Contractual Life            Exercise Price
--------------------------  -------------------------  -------------------------  -------------------------
   $ 4.08 to $6.67                  1,296,058                7.43 Years                     $ 5.65
   $12.79 to $17.97                 1,628,562                8.39 Years                     $15.64
   $21.88 to $27.66                 1,945,080                9.73 Years                     $26.99

Note 11--Commitments

     The Company leases warehouse and office space under noncancelable operating leases expiring at various dates through 2005, with options to renew for various periods. Minimum commitments under leases aggregate $933,000 for 2001, $909,000 for 2002, $858,000 for 2003, $768,000 for 2004 and $278,000 for 2005.

     The consolidated rent expense for 1998, 1999 and 2000 was $635,000, $674,000 and $874,000, respectively, of which approximately $26,000 in 1998, $370,000 in 1999 and $135,000 in 2000 pertained to leases with terms of one year or less.

Note 12--Major Customers and Other Concentrations

     The Company services customers in all 50 states. During 1998, 1999 and 2000, the Company had one customer which accounted for 12%, 10%, and 7%, respectively, of the Company's net sales. The Company sells goods and services to its customers on various payment terms which entail accounts receivable exposure. Although the Company monitors closely the creditworthiness of its customers, there can be no assurance that the Company will not incur a write-off or writedown of a significant account in the future.

     Product provided by the Company's largest vendor accounted for approximately 32% of net sales in 1998, 21% in 1999 and 21% in 2000. In addition, the sale of one product supplied by this vendor accounted for 27% of net sales in 1998, 18% in 1999 and 15% in 2000. This product is available from only one manufacturer, with which the Company must maintain a good working relationship. The Company is a party in a lawsuit involving this vendor. See
Note 13--Legal Proceedings. The Company also has another vendor whose products accounted for approximately 7%, 11% and 13% of net sales in 1998, 1999 and 2000, respectively.

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

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations. As of December 30, 2000, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company. See Note 12--Major Customers and Other Concentrations.

     The Company is also subject to ordinary and routine litigation incidental to its business, none of which is expected to be material to the Company's results of operations, financial condition, or cash flows.

Note 14--Subsequent Event

     On January 20, 2001, the Company completed an acquisition of the majority of the operating assets of Freedom Drug, the nation's leading infertility specialty pharmacy. Pursuant to the Asset Purchase Agreement, the Company will pay approximately $21.0 million in cash (approximately $13.0 million was paid at closing) for the majority of the operating assets, net of certain assumed liabilities, of Freedom Drug. In addition, if Freedom Drug achieves certain predetermined financial results during the two fiscal years ending December 29, 2001 and December 28, 2002 the Company will make additional annual payments. The acquisition will be accounted for under the purchase method of accounting and goodwill of approximately $18.0 million will be amortized over 20 years. At December 31, 2000, Freedom Drug's total assets were approximately $10.7 million and total liabilities were approximately $7.7 million.

Note 15--Selected Quarterly Financial Data (Unaudited)

                                                Quarter ended      Quarter ended      Quarter ended      Quarter ended
                                                    March 31,           June 30,      September 30,        December 31,
                                                         1999               1999               1999               1999
                                             -------------------------------------------------------------------------
Net sales.................................        $    83,159        $   102,044        $   115,117        $   127,567

Gross profit..............................             10,306             12,571             14,194             15,553

Net earnings..............................              3,618              4,606              5,842              6,628

Earnings per share:
          Basic...........................        $       .10        $       .12        $       .13        $       .16
          Diluted.........................        $       .09        $       .11        $       .13        $       .16
Weighted average shares outstanding:
          Basic...........................         37,662,876         38,938,376         43,623,438         41,732,768
          Diluted.........................         38,467,188         40,205,624         44,889,896         42,523,696

                                                Quarter ended      Quarter ended      Quarter ended      Quarter ended
                                                     April 1,            July 1,      September 30,       December 30,
                                                         2000               2000               2000               2000
                                             -------------------------------------------------------------------------
Net sales.................................        $   136,553        $   146,186        $   147,725        $   154,193

Gross profit..............................             16,892             17,181             17,397             18,827

Net earnings..............................              6,761              7,097              7,654              6,567

Earnings per share:
          Basic...........................        $       .16        $       .17        $       .18        $       .15
          Diluted.........................        $       .16        $       .17        $       .18        $       .15

Weighted average shares outstanding:
        Basic.............................         41,430,432         42,051,068         42,762,098         42,784,807
        Diluted...........................         42,330,276         42,932,150         43,677,006         43,457,432

     During the fourth quarter of 2000, the Company recorded a charge of approximately $3.5 million predominantly related to the write off of certain receivables that were determined to be uncollectible in the fourth quarter. Also, during the fourth quarter of 2000, the Company reduced its provision for income taxes by approximately $450,000 due to implementing selected tax planning strategies.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Priority Healthcare Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Priority Healthcare Corporation and its subsidiaries (the "Company") at December 31, 1999 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Orlando, Florida
February 16, 2001

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with the Company's independent certified public accountants on accounting or financial disclosures.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers under
Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)   1.   Financial Statements:

                    The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

                    Consolidated Statements of Earnings for the years ended December 31, 1998, December 31, 1999 and December 30, 2000

                    Consolidated Balance Sheets as of December 31, 1999 and December 30, 2000

                    Consolidated Statements of Cash Flows for the years ended December 31, 1998, December 31, 1999 and December 30, 2000

                    Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, December 31, 1999 and December 30, 2000

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


                                    Priority Healthcare Corporation


                                    By: /s/ Robert L. Myers
                                       ---------------------------------------
Dated: March 12, 2001                  Robert L. Myers
                                       President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                            Title                            Date
           ---------                            -----                            ----
  /s/  William E. Bindley               Chairman of the Board               March  12, 2001
------------------------------
William E. Bindley

  /s/  Robert L. Myers           President, Chief Executive Officer         March  12, 2001
------------------------------
Robert L. Myers                   and Director (Principal Executive
                                              Officer)

  /s/  Donald J. Perfetto       Chief Financial Officer and Director        March  12, 2001
------------------------------
Donald J. Perfetto               (Principal Financial and Accounting
                                              Officer)

  /s/  Steven D. Cosler          Executive Vice President and Chief         March  12, 2001
------------------------------
Steven D. Cosler                   Operating Officer and Director

  /s/  Michael D. McCormick                   Director                      March  12, 2001
------------------------------
Michael D. McCormick

  /s/  Richard W. Roberson                    Director                      March  12, 2001
------------------------------
Richard W. Roberson

  /s/  Thomas J. Salentine                    Director                      March  12, 2001
------------------------------
Thomas J. Salentine

  /s/  Rebecca M. Shanahan                    Director                      March  12, 2001
------------------------------
Rebecca M. Shanahan

                        PRIORITY HEALTHCARE CORPORATION
                       FINANCIAL STATEMENT SCHEDULE II -
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (000's omitted)

                                                                                   Accounts
                                            Balances at  Charged To  Charged To  Written Off   Balances at
                                             Beginning   Costs And     Other        Net Of         End
                                              Of Year     Expenses    Accounts    Recoveries     Of Year
                                            ---------------------------------------------------------------
Allowances for doubtful accounts:
Year ended December 31, 1998..............       $  402      $  221          --      $   155        $  778
Year ended December 31, 1999..............          778       1,655          --         (669)        1,764
Year ended December 30, 2000..............        1,764       5,610          --       (4,420)        2,954

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Shareholders of Priority Healthcare Corporation

Our audits of the consolidated financial statements referred to in our report dated February 16, 2001, appearing in the Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Orlando, Florida
February 16, 2001

                               INDEX TO EXHIBITS

                                                                                                             Sequential
                                                                                                             ----------
 Exhibit                                                                                                        Page
 -------                                                                                                        ----
 Number                                         Document Description                                           Number
 ------   -------------------------------------------------------------------------------------------------    ------
3-A       (7)  (i)  Restated Articles of Incorporation of the Registrant.
          (10) (ii) Articles of Amendment to the Restated Articles of Incorporation of the Registrant.

3-B       (11) By-Laws of the Registrant, as amended to date.

4         (8)  Loan Agreement By and Between the Registrant (the "Borrower") and Suntrust Bank, Central
          Florida, National Association (the "Bank") dated November 24, 1998.

10-A      (1)  Administrative Services Agreement between the Registrant and BWI.

10-B      (1)  Tax Sharing Agreement between the Registrant and BWI.

10-C      (1)  (i)*1997 Stock Option and Incentive Plan of the Registrant.
          (2)  (ii)*First Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.
          (9)  (iii)*Second Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.

10-D      (1)  *Outside Directors Stock Option Plan of the Registrant.

10-E      (1)  *Termination Benefits Agreement between the Registrant and Robert L. Myers dated July 1,
          1996.

10-H      (12) * Form of Termination Benefits Agreement, dated January 1, 2000, between the Registrant and each of Messrs. Bryant, Cosler and Perfetto.

10-I      (12) Form of Noncompete Agreement, dated January 1, 2000, between the Registrant and each of
          Messrs. Bryant, Cosler and Perfetto.

10-L      (1)  Indemnification and Hold Harmless Agreement between the Registrant and BWI.

10-M      (1)  *Consulting Agreement dated as of January 1, 1995, by and among the Registrant, BWI and
          Martin A. Nassif.

10-O      (3)  Revolving Credit Promissory Note by BWI in favor of the Registrant.

10-P      (4)  *(i)Broad Based Stock Option Plan of the Registrant.
          (8)  *(ii)First Amendment to the Broad Based Stock Option Plan of the Registrant.
          (14) *(iii)Second Amendment to the Broad Based Stock Option Plan of the Registrant.

10-Q      (5)  *Profit Sharing Plan of Priority Healthcare Corporation and Subsidiaries.
          (12) *(i)First Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and
          Affiliates.
          (12) *(ii)Second Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and
          Affiliates.
          (13) *(iii)Third Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and
          Affiliates.

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

(2) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.

(3) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.

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

(10) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000 is incorporated herein by reference.

(11) The copy of this exhibit filed as the same exhibit number to the Company's Current Report on Form 8-K, as filed with the Commission on April 26, 2000, is incorporated herein by reference.

(12) The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

(13) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 is incorporated herein by reference.

(14) The copy of this exhibit filed as Exhibit 4.3(iii) to the Company's Registration Statement on Form S-8 (Registration No. 333-56882) is incorporated herein by reference.