Form 10-Q
period 2001-03-31
PRIORITY HEALTHCARE CORP
filed 2001-04-25
CIK 1037975

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 000-23249

                         PRIORITY HEALTHCARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                INDIANA                                          35-1927379
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

     250 TECHNOLOGY PARK, SUITE 124
          LAKE MARY, FLORIDA                                       32746
----------------------------------------                         ----------
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

Yes  [X]          No   [ ]


As of April 20, 2001, the number of shares outstanding of each of the issuer's classes of common stock were as follows:

                        Class A Common Stock - 7,869,944

                        Class B Common Stock - 37,526,298

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                         PRIORITY HEALTHCARE CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       (000's omitted, except share data)
                                   (unaudited)

                                                   THREE-MONTH      THREE-MONTH
                                                   PERIOD ENDED     PERIOD ENDED
                                                     MARCH 31,         APRIL 1,
                                                       2001             2000
                                                   ------------     ------------
Net sales ......................................    $   168,346      $   136,553
Cost of products sold ..........................        146,736          119,661
                                                   ------------     ------------
Gross profit ...................................         21,610           16,892

Selling, general and administrative expense ....          8,981            6,793
Depreciation and amortization ..................            529              345
                                                   ------------     ------------
Earnings from operations .......................         12,100            9,754

Interest income ................................          1,873            1,204
                                                   ------------     ------------
Earnings before income taxes ...................         13,973           10,958

Provision for income taxes .....................          5,240            4,197
                                                   ------------     ------------

Net earnings ...................................    $     8,733      $     6,761
                                                    ===========      ===========

Earnings per share:
        Basic ..................................    $       .20      $       .16
        Diluted ................................    $       .20      $       .16
Weighted average shares outstanding:

        Basic ..................................     43,179,651       41,430,432
        Diluted ................................     44,598,467       42,330,276


          See accompanying notes to consolidated financial statements.

                         PRIORITY HEALTHCARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)

                                                                               (UNAUDITED)
                                                                                MARCH 31,      DECEMBER 30,
                                                                                  2001             2000
                                                                                ---------       ---------
ASSETS:
Current assets:
     Cash and cash equivalents ...........................................      $  68,378       $  50,057
     Marketable securities ...............................................         71,252          78,570
     Receivables, less allowance for doubtful accounts of
                $2,987 and $2,954, respectively ..........................        104,860          99,305
     Finished goods inventory ............................................         41,700          48,839
     Deferred income taxes ...............................................          2,668           2,668
     Other current assets ................................................          6,444           1,783
                                                                                ---------       ---------
                                                                                  295,302         281,222
Fixed assets, net ........................................................          4,008           3,952
Deferred income taxes ....................................................            273             273
Other assets .............................................................          2,019           2,019
Intangibles, net .........................................................         26,301           9,635
                                                                                ---------       ---------

               Total assets ..............................................      $ 327,903       $ 297,101
                                                                                =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable ....................................................      $  81,765       $  77,257
     Other current liabilities ...........................................         11,541           9,241
                                                                                ---------       ---------
                                                                                   93,306          86,498
                                                                                ---------       ---------
Commitments and contingencies (note 5)

Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, none
            issued and outstanding .......................................             --              --
     Common stock

          Class A, $0.01 par value, 55,000,000 shares authorized,
             7,873,952 and 8,123,867 issued and outstanding,
             respectively ................................................             79              81
          Class B, $0.01 par value, 180,000,000 shares authorized,
             37,522,290 and 37,272,375 issued and outstanding,
             respectively ................................................            375             373
          Additional paid in capital .....................................        180,650         174,279
          Retained earnings ..............................................         74,500          65,767
                                                                                ---------       ---------
                                                                                  255,604         240,500
          Less:  Common stock in treasury (at cost), 1,768,558 and
                           2,548,273 shares, respectively ................        (21,007)        (29,897)
                                                                                ---------       ---------
               Total shareholders' equity ................................        234,597         210,603
                                                                                ---------       ---------

               Total liabilities and shareholders' equity ................      $ 327,903       $ 297,101
                                                                                =========       =========

          See accompanying notes to consolidated financial statements.

                         PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)
                                   (unaudited)

                                                                             THREE-MONTH    THREE-MONTH
                                                                             PERIOD ENDED   PERIOD ENDED
                                                                               MARCH 31,      APRIL 1,
                                                                                 2001           2000
                                                                               --------       --------
Cash flow from operating activities:
     Net income .........................................................      $  8,733       $  6,761
        Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization ............................           529            345
               Provision for doubtful accounts ..........................           351            384
               Tax benefit from stock option exercises ..................         8,807          4,611
               Loss on disposal of fixed assets .........................            16             --
        Change in assets and liabilities, net of acquisitions:
               Receivables ..............................................        (1,433)        (2,900)
               Finished goods inventory .................................         9,734           (416)
               Accounts payable .........................................        (3,248)         5,421
               Other current assets and liabilities                              (7,306)          (649)
                                                                               --------       --------
                 Net cash provided by operating activities ..............        16,183         13,557
                                                                               --------       --------
Cash flow from investing activities:
     Sale of marketable securities ......................................         7,318          7,872
     Purchase of fixed assets ...........................................          (121)          (410)
     Decrease in other assets ...........................................            --            469
     Acquisition of businesses, net of cash acquired ....................       (11,513)            --
                                                                               --------       --------
                 Net cash (used by) provided by investing activities ....        (4,316)         7,931
                                                                               --------       --------
Cash flow from financing activities:
     Proceeds from stock option exercises ...............................         6,819          4,442
     Payments for purchase of treasury stock ............................          (365)          (398)
                                                                               --------       --------
                 Net cash provided by financing activities ..............         6,454          4,044
                                                                               --------       --------
Net increase in cash ....................................................        18,321         25,532
Cash and cash equivalents at beginning of period ........................        50,057         24,814
                                                                               --------       --------
Cash and cash equivalents at end of period ..............................      $ 68,378       $ 50,346
                                                                               ========       ========

Supplemental non-cash investing and financing activities:
     Acquisition liabilities ............................................      $  4,941       $     --

          See accompanying notes to consolidated financial statements.

                         PRIORITY HEALTHCARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three-month periods ended March 31, 2001 and April 1, 2000 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results of the entire year.

2. A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the three-month periods ended March 31, 2001 and April 1, 2000:

                                                          (000'S OMITTED)
                                                    THREE-MONTH     THREE-MONTH
                                                    PERIOD ENDED    PERIOD ENDED
                                                      MARCH 31,        APRIL 1,
                                                         2001            2000
                                                    ------------    ------------
Weighted average number of Class A and Class B
        Common shares outstanding used as the
        denominator in the basic earnings per
        share calculation..........................     43,180          41,430

Additional shares assuming exercise of dilutive
         stock options.............................      1,418             900
                                                        ------          ------

Weighted average number of Class A and Class B
        Common and equivalent shares used as the
        denominator in the diluted earnings per
        share calculation..........................     44,598          42,330
                                                        ======          ======

3. The Company has classified all of its investments in marketable securities as available-for-sale. These investments are stated at fair value, with any unrealized holding gains or losses, net of tax, included as a component of shareholders' equity until realized. The cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income is included as a component of current earnings. Investments with an original maturity of less than 3 months are included as cash equivalents.

     At March 31, 2001 and December 30, 2000 all of the Company's investments in marketable securities were investment-grade government and corporate debt instruments. These investments had a fair value of approximately $132.1 million (which includes approximately $60.8 million classified as cash equivalents) and $125.8 million (which includes approximately $47.2 million classified as cash equivalents) at March 31, 2001 and December 30, 2000, respectively. The amortized cost of available-for-sale securities approximated their market value at March 31, 2001 and December 30, 2000. There were no unrealized holding gains or losses at March 31, 2001 or December 30, 2000 and all of the investments mature within one year from those dates. No investments were disposed of during the three-month periods ended March 31, 2001 and April 1, 2000.

4. On January 20, 2001, the Company completed an acquisition of the majority of the operating assets of Freedom Drug, an infertility specialty pharmacy. Pursuant to the Asset Purchase Agreement, the Company will pay approximately $18.0 million in cash (approximately $13.0 million has been paid as of March 31, 2001) for the majority of the operating assets, net of certain assumed liabilities, of Freedom Drug. In addition, if Freedom Drug achieves certain predetermined financial results during the two fiscal years ending December 29, 2001 and December 28, 2002 the Company will make additional annual payments. The acquisition was accounted for under the purchase method of accounting and goodwill of approximately $16.9 million is being amortized over 20 years. On January 20, 2001 Freedom Drug's total assets were approximately $9.2 million and total liabilities were approximately $8.4 million. The results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The results of operations of Freedom Drug prior to the date of acquisition would not have been material to the results of the Company for the periods presented in these financial statements.

     On April 2, 2001, the Company completed an acquisition of the majority of the operating assets of Physicians Formulary International, Inc., a national distributor of biopharmaceuticals specializing in the outpatient surgery center market. Pursuant to the Asset Purchase Agreement, the Company will pay approximately $16.0 million in cash (approximately $14.0 million has been paid as of April 25, 2001) for the majority of the operating assets, net of certain assumed liabilities, of Physicians Formulary. The acquisition will be accounted for under the purchase method of accounting and goodwill of approximately $13.9 million will be amortized over 20 years. On April 2, 2001 Physicians Formulary's total assets were approximately $3.9 million and total liabilities were approximately $1.8 million. The results of operations will be included in the consolidated financial statements subsequent to the date of acquisition. The results of operations of Physicians Formulary prior to the date of acquisition would not have been material to the results of the Company for the periods presented in these financial statements.

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

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles, Ltd., Inc. ("Charise Charles") are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations. As of March 31, 2001, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

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

Results of Operations.

The following table sets forth for the periods indicated, the percentages of net sales represented by the respective financial items:

                                                     THREE-MONTH   THREE-MONTH
                                                    PERIOD ENDED  PERIOD ENDED
                                                      MARCH 31,     APRIL 1,
                                                        2001          2000
                                                        -----         -----
Net sales ......................................        100.0%        100.0%
Cost of products sold ..........................         87.2          87.6
                                                        -----         -----
Gross profit ...................................         12.8          12.4

Selling, general and administrative expense ....          5.3           5.0
Depreciation and amortization ..................           .3            .3
                                                        -----         -----
Earnings from operations .......................          7.2           7.1

Interest income ................................          1.1            .9
                                                        -----         -----
Earnings before income taxes ...................          8.3           8.0

Provision for income taxes .....................          3.1           3.1
                                                        -----         -----

Net earnings ...................................          5.2%          5.0%
                                                        =====         =====

Net sales increased to $168.3 million in the first three months of 2001 from $136.6 million in the first three months of 2000, an increase of 23%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisition of Freedom Drug and inflationary price increases.

Gross profit increased to $21.6 million in the first three months of 2001 from $16.9 million in the first three months of 2000, an increase of 28%. The increase in gross profit reflected increased sales by both Priority

Healthcare Distribution and Priority Healthcare Pharmacy and the acquisition of Freedom Drug. Gross profit as a percentage of net sales increased in the first three months of 2001 to 12.8% from 12.4% in the first three months of 2000. This increase was primarily attributable to the change in sales mix, as higher margin products experienced increased sales. Competition continues to exert pressure on margins.

Selling, general and administrative ("SGA") expense increased to $9.0 million in the first three months of 2001 from $6.8 million in the first three months of 2000, an increase of 32%. SGA expense as a percentage of net sales increased in the first three months of 2001 to 5.3% from 5.0% in the first three months of 2000. The increase in SGA expense reflected the growth in our business and the acquisition of Freedom Drug. The increase in SGA expense as a percentage of net sales resulted from the increased cost attributable to the change in sales mix, as more clinically oriented services were provided. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

Depreciation and amortization ("D&A") increased to $529,000 in the first three months of 2001 from $345,000 in the first three months of 2000, an increase of 53%. The increase in D&A was primarily the result of additional depreciation on computer hardware and software, furniture and equipment, transportation equipment, telephone equipment, and an increase in the amortization of intangible assets due to the Freedom Drug acquisition.

Interest income increased to $1.9 million in the first three months of 2001 from $1.2 million in the first three months of 2000, an increase of 56%. In the first three months of 2001 and 2000 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the June and July 1999 secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

The provision for income taxes in the first three months of 2001 and 2000 represented 37.5% and 38.3%, respectively, of earnings before taxes. During 2000, we implemented selected tax strategies which reduced our effective tax rate.

Liquidity - Capital Resources.

NET CASH PROVIDED BY OPERATING ACTIVITIES. Our operations generated $16.2 million in cash during the first three months of 2001. Receivables, net of acquisitions, increased $1.4 million during the first three months of 2001, primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Finished goods inventory, net of acquisitions, decreased $9.7 million during the first three months of 2001 partly due to our concerted effort to closely monitor inventory and maintain it at an optimal level and partly due to our taking advantage of purchasing opportunities during the fourth quarter of 2000 for certain inventory items that were sold during the first three months of 2001. Accounts payable, net of acquisitions, decreased $3.2 million due to our paying for the inventory purchasing opportunities taken during the fourth quarter of 2000. Other current assets, net of acquisitions, increased $7.3 million primarily due to the prepayment of income taxes because of the tax benefit we realized from stock option exercises. We anticipate that our operations may require cash to fund our growth. D&A totaled $529,000 and provision for doubtful accounts totaled $351,000 during the first three months of 2001. During the first three months of 2001, we also generated $8.8 million from the tax benefit related to stock option exercises.

NET CASH USED BY INVESTING ACTIVITIES. During the first three months of 2001, $7.3 million of marketable securities matured and we invested the proceeds in shorter term investments in order to have the funds available for anticipated interest rate increases. Capital expenditures during the first three months of 2001 totaled $121,000. Primarily these purchases were for computer hardware and software and furniture and equipment. We expect that capital expenditures during the last nine months of 2001 will be approximately $3.9 million and during 2002 will be approximately $4.0 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software, telecommunications equipment, and furniture and equipment. Effective January 20, 2001, we acquired the majority of the operating assets of Freedom Drug, an infertility specialty pharmacy. During the first three months of 2001, we paid $11.5 million towards the acquisition of Freedom Drug.

NET CASH PROVIDED BY FINANCING ACTIVITIES. During the first three months of 2001, we received proceeds of $6.8 million from stock option exercises. Also during the first three months of 2001, we purchased treasury stock for $365,000.

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

On March 31, 2001, we had cash and cash equivalents of $68.4 million, marketable securities of $71.3 million and working capital of $202.0 million. In addition, we have a $10.0 million unsecured line of credit which has not been used. We believe that the cash and cash equivalents, marketable securities, working capital, cash from operations and availability under our line of credit will be sufficient to meet our working capital needs for at least two years.

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

               None

(b)      Reports on Form 8-K

               None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2001                              PRIORITY HEALTHCARE CORPORATION


                                            BY: /s/ DONALD J. PERFETTO
                                                --------------------------------
                                                Donald J. Perfetto
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Duly Authorized Officer)