Form 10-Q
period 2001-06-30
PRIORITY HEALTHCARE CORP
filed 2001-08-02
CIK 1037975

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
-        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
__         OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 23, 2001, the number of shares outstanding of each of the issuer's classes of common stock were as follows:

                       Class A Common Stock - 7,539,931

                       Class B Common Stock - 37,856,311

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.


                        PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                      (000's omitted, except share data)
                                  (unaudited)

                                                        Six-month      Six-month     Three-month    Three-month
                                                     period ended   period ended    period ended   period ended
                                                         June 30,        July 1,        June 30,        July 1,
                                                             2001           2000            2001           2000
                                                    -----------------------------------------------------------

Net sales..........................................   $   368,924    $   282,739     $   200,578    $   146,186
Cost of products sold..............................       325,348        248,666         178,612        129,005
                                                      -----------    -----------     -----------    -----------
Gross profit.......................................        43,576         34,073          21,966         17,181

Selling, general and administrative expense........        24,634         13,666          15,653          6,873
Depreciation and amortization......................         1,455            690             926            345
                                                      -----------    -----------     -----------    -----------
Earnings from operations...........................        17,487         19,717           5,387          9,963

Impairment of investment...........................         2,019             --           2,019             --
Interest income....................................        (3,412)        (2,743)         (1,539)        (1,539)
                                                      -----------    -----------     -----------    -----------
Earnings before income taxes.......................        18,880         22,460           4,907         11,502

Provision for income taxes.........................         7,080          8,602           1,840          4,405
                                                      -----------    -----------     -----------    -----------

Net earnings.......................................   $    11,800    $    13,858     $     3,067    $     7,097
                                                      ===========    ===========     ===========    ===========

Earnings per share:
     Basic.........................................          $.27           $.33            $.07           $.17
     Diluted.......................................          $.26           $.33            $.07           $.17
Weighted average shares outstanding:
     Basic.........................................    43,422,994     41,739,044      43,666,335     42,051,068
     Diluted.......................................    44,824,338     42,629,508      45,050,207     42,932,150


         See accompanying notes to consolidated financial statements.

                        PRIORITY HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (000's omitted, except share data)

                                                                                   (unaudited)
                                                                                      June 30,        December 30,
                                                                                          2001                2000
                                                                             -------------------------------------
ASSETS:
Current assets:
     Cash and cash equivalents..............................................          $ 48,445            $ 50,057
     Marketable securities..................................................            75,555              78,570
     Receivables, less allowance for doubtful accounts of
          $3,020 and $2,954, respectively...................................           111,260              99,305
     Finished goods inventory...............................................            49,566              48,839
     Deferred income taxes..................................................             2,668               2,668
     Other current assets...................................................             5,716               1,783
                                                                                      --------            --------
                                                                                       293,210             281,222
Fixed assets, net...........................................................             4,177               3,952
Deferred income taxes.......................................................               273                 273
Other assets................................................................               113               2,019
Intangibles, net............................................................            41,388               9,635
                                                                                      --------            --------

               Total assets.................................................          $339,161            $297,101
                                                                                      ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable.......................................................          $ 88,866            $ 77,257
     Other current liabilities..............................................            11,170               9,241
                                                                                      --------            --------
                                                                                       100,036              86,498
                                                                                      --------            --------

Commitments and contingencies (note 5)

Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, none
          issued and outstanding............................................                --                  --
     Common stock
          Class A, $0.01 par value, 55,000,000 shares authorized,
            7,545,364 and 8,123,867 issued and outstanding,
            respectively....................................................                75                  81
          Class B, $0.01 par value, 180,000,000 shares authorized,
            37,850,878 and 37,272,375 issued and outstanding,
            respectively....................................................               379                 373
          Additional paid in capital........................................           181,316             174,279
          Retained earnings.................................................            77,567              65,767
                                                                                      --------            --------
                                                                                       259,337             240,500
          Less:  Common stock in treasury (at cost), 1,701,615 and
                 2,548,273 shares, respectively.............................           (20,212)            (29,897)
                                                                                      --------            --------
               Total shareholders' equity...................................           239,125             210,603
                                                                                      --------            --------

               Total liabilities and shareholders' equity...................          $339,161            $297,101
                                                                                      ========            ========

         See accompanying notes to consolidated financial statements.

                        PRIORITY HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)
                                  (unaudited)

                                                                                   Six-month           Six-month
                                                                                period ended        period ended
                                                                                    June 30,             July 1,
                                                                                        2001                2000
                                                                             -------------------------------------

Cash flow from operating activities:
     Net income..........................................................           $ 11,800            $ 13,858
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization..................................              1,455                 690
          Provision for doubtful accounts................................              4,654                 508
          Tax benefit from stock option exercises........................              9,357              12,367
          Impairment of investment.......................................              2,019                  --
          Loss on disposal of fixed assets...............................                 16                  --
     Change in assets and liabilities, net of acquisitions:
          Receivables....................................................             (8,779)            (10,100)
          Finished goods inventory.......................................              1,967               6,113
          Accounts payable...............................................              1,861              10,217
          Other current assets and liabilities...........................             (6,473)               (221)
                                                                                    --------            --------
               Net cash provided by operating activities.................             17,877              33,432
                                                                                    --------            --------
Cash flow from investing activities:
     Sale (purchase) of marketable securities............................              3,015             (36,416)
     Purchase of fixed assets............................................               (861)             (1,542)
     Acquisition of businesses, net of cash acquired.....................            (28,895)                 --
     Increase in other assets............................................               (113)             (1,550)
                                                                                    --------            --------
               Net cash used by investing activities.....................            (26,854)            (39,508)
                                                                                    --------            --------
Cash flow from financing activities:
     Proceeds from stock option exercises................................              7,730              10,439
     Payments for purchase of treasury stock.............................               (365)               (398)
                                                                                    --------            --------
               Net cash provided by financing activities.................              7,365              10,041
                                                                                    --------            --------
Net increase (decrease) in cash..........................................             (1,612)              3,965
Cash and cash equivalents at beginning of period.........................             50,057              24,814
                                                                                    --------            --------
Cash and cash equivalents at end of period...............................           $ 48,445            $ 28,779
                                                                                    ========            ========

Supplemental non-cash investing and financing activities:
     Acquisition liabilities.............................................           $  4,440            $     --

         See accompanying notes to consolidated financial statements.

                        PRIORITY HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the financial statements for the three-month and six-month periods ended June 30, 2001 and July 1, 2000 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

2. A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the three-month and six-month periods ended June 30, 2001 and July 1, 2000:

                                                                             (000's omitted)
                                                        Six-month        Six-month      Three-month      Three-month
                                                     period ended     period ended     period ended     period ended
                                                         June 30,          July 1,         June 30,          July 1,
                                                             2001             2000             2001             2000
                                                  --------------------------------------------------------------------

Weighted average number of Class A and
     Class B Common shares outstanding
     used as the denominator in the basic
     earnings per share calculation.............           43,423           41,739           43,666           42,051

Additional shares assuming exercise of
     dilutive stock options.....................            1,401              891            1,384              881
                                                           ------           ------           ------           ------

Weighted average number of Class A and
     Class B Common and equivalent shares
     used as the denominator in the diluted
     earnings per share calculation.............           44,824           42,630           45,050           42,932
                                                           ======           ======           ======           ======

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

     At June 30, 2001 and December 30, 2000 all of the Company's investments in marketable securities were investment-grade government and corporate debt instruments. These investments had a fair value of approximately $122.9 million (which includes approximately $47.3 million classified as cash equivalents) and $125.8 million (which includes approximately $47.2 million classified as cash equivalents) at June 30, 2001 and December 30, 2000, respectively. The amortized cost of available-for-sale securities approximated their market value at June 30, 2001 and December 30, 2000. There were no unrealized holding gains or losses at June 30, 2001 or December 30, 2000 and all of the investments mature within one year from those dates. No investments were disposed of prior to maturity during the three-month and six-month periods ended June 30, 2001 and July 1, 2000.

4. On January 20, 2001, the Company completed an acquisition of the majority of the operating assets of Freedom Drug, an infertility specialty pharmacy. Pursuant to the Asset Purchase Agreement, the Company will pay approximately $18.0 million in cash (approximately $15.7 million has been paid, net of cash acquired, as of June 30, 2001) for the majority of the operating assets, net of certain assumed liabilities, of Freedom Drug. In addition, if Freedom Drug achieves certain predetermined financial results during the two fiscal years ending December 29, 2001 and December 28, 2002, the Company will make additional payments. The acquisition was accounted for under the purchase method of accounting and goodwill of approximately $16.9 million is being amortized over 20 years. On January 20, 2001, Freedom Drug's total assets were approximately $9.2 million and total liabilities were approximately $8.4 million. The results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The results of operations of Freedom Drug prior to the date of acquisition would not have been material to the results of the Company for the periods presented in these financial statements.

     On April 2, 2001, the Company completed an acquisition of the majority of the operating assets of Physicians Formulary International, Inc., a national distributor of biopharmaceuticals specializing in the outpatient surgery center market. Pursuant to the Asset Purchase Agreement, the Company will pay approximately $16.0 million in cash (approximately $14.0 million has been paid as of June 30, 2001) for the majority of the operating assets, net of certain assumed liabilities, of Physicians Formulary. The acquisition was accounted for under the purchase method of accounting and goodwill of approximately $13.9 million is being amortized over 20 years. On April 2, 2001, Physicians Formulary's total assets were approximately $3.9 million and total liabilities were approximately $1.8 million. The results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The results of operations of Physicians Formulary prior to the date of acquisition would not have been material to the results of the Company for the periods presented in these financial statements.

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

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles, Ltd., Inc. ("Charise Charles") are contractually obligated to provide legal defense and to indemnify the Company for any losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations. As of June 30, 2001, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

     The Company is also subject to ordinary and routine litigation incidental to its business, none of which is expected to be material to the Company's results of operations, financial condition, or cash flows.

6. The impairment of investment charge of $2.0 million in 2001 related to writing off an external internet investment in Cytura Corporation. The Company considers continuing operating losses and significant changes in the technology industry to be its primary indicators of potential impairment. Fair market value was estimated based on valuations derived from recent sales of equity interests in Cytura.

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

     General.

     We typically are reimbursed for products and services provided directly to patients by third-party payors, primarily private insurers and managed care organizations. Sales derived from agreements with managed care organizations generally are made pursuant to established rates negotiated periodically. We typically are reimbursed for products provided indirectly to patients by oncology practices, renal dialysis centers and other healthcare providers and pricing is negotiated directly with the providers.

     Results of Operations.

     The following table sets forth for the periods indicated, the percentages of net sales represented by the respective financial items:

                                                    Six-month         Six-month       Three-month       Three-month
                                                 period ended      period ended      period ended      period ended
                                                     June 30,           July 1,          June 30,           July 1,
                                                         2001              2000              2001              2000
                                              ----------------------------------------------------------------------

     Net sales..............................            100.0%            100.0%            100.0%            100.0%
     Cost of products sold..................             88.2              87.9              89.0              88.2
                                                        -----             -----             -----             -----
     Gross profit...........................             11.8              12.1              11.0              11.8

     Selling, general and administrative....              6.7               4.8               7.8               4.7
     Depreciation and amortization..........               .4                .2                .5                .2
                                                        -----             -----             -----             -----
     Earnings from operations...............              4.7               7.0               2.7               6.8

     Impairment of investment...............               .5                --               1.0                --
     Interest income........................              (.9)             (1.0)              (.8)             (1.1)
                                                        -----             -----             -----             -----
     Earnings before income taxes...........              5.1               7.9               2.4               7.9

     Provision for income taxes.............              1.9               3.0                .9               3.0
                                                        -----             -----             -----             -----

     Net earnings...........................              3.2%              4.9%              1.5%              4.9%
                                                        =====             =====             =====             =====

     Net sales increased to $368.9 million in the first six months of 2001 from $282.7 million in the first six months of 2000, an increase of 30%. Net sales increased to $200.6 million in the three months ended June 30, 2001, from $146.2 million in the three months ended July 1, 2000, an increase of 37%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of Freedom Drug and Physicians Formulary and inflationary price increases.

     Gross profit increased to $43.6 million in the first six months of 2001 from $34.1 million in the first six months of 2000, an increase of 28%. Gross profit as a percentage of net sales decreased in the first six months of 2001 to 11.8% from 12.1% in the first six months of 2000. Gross profit increased to $22.0 million in the three months ended June 30, 2001, from $17.2 million in the three months ended July 1, 2000, an increase of 28%. Gross profit as a percentage of net sales decreased in the three months ended June 30, 2001, to 11.0% from 11.8% in the three months ended July 1, 2000. The increase in gross profit reflected increased sales and the acquisitions of Freedom Drug and Physicians Formulary. The decrease in gross profit as a percentage of net sales was primarily attributed to changing payor reimbursement patterns, as the use of Prescription Benefit Management ("PBM") Plans increased and reimbursement from Major Medical Plans for certain prescribed drugs decreased, and the change in sales mix, as lower margin products experienced increased sales. Competition continues to exert pressure on margins.

     Selling, general and administrative ("SGA") expense increased to $24.6 million in the first six months of 2001 from $13.7 million in the first six months of 2000, an increase of 80%. SGA expense as a percentage of net sales increased to 6.7% in the first six months of 2001 from 4.8% in the first six months of 2000. SGA expense increased to $15.7 million in the three months ended June 30, 2001, from $6.9 million in the three months ended July 1, 2000, an increase of 128%. SGA expense as a percentage of net sales increased in the three months ended June 30, 2001, to 7.8% from 4.7% in the three months ended July 1, 2000. The increases in SGA expense reflected the growth in our business, bad debt charges, start up costs related to new partnerships, and the acquisitions of Freedom Drug and Physicians Formulary. The increases in SGA expense as a percentage of net sales resulted from bad debt charges, start up costs related to new partnerships and increased cost attributable to providing more clinically oriented services. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

     Depreciation and amortization ("D&A") increased to $1.5 million in the first six months of 2001 from $690,000 in the first six months of 2000, an increase of 111%. D&A increased to $926,000 in the three months ended June 30, 2001, from $345,000 in the three months ended July 1, 2000, an increase of 168%. The increase in D&A was primarily the result of an increase in the amortization of intangible assets due to the acquisitions of Freedom Drug and Physicians Formulary and incremental depreciation on new computer hardware and software, furniture and equipment, transportation equipment and telephone equipment.

     The impairment of investment charge of $2.0 million in 2001 related to writing off our external internet investment in Cytura Corporation. Management considers continuing operating losses and significant changes in the technology industry to be its primary indicators of potential impairment. Fair market value was estimated based on valuations derived from recent sales of equity interests in Cytura.

     Interest income increased to $3.4 million in the first six months of 2001 from $2.7 million in the first six months of 2000, an increase of 24%. Interest income remained the same, $1.5 million, in the three months ended June 30, 2001 compared to the three months ended July 1, 2000. In the first six months of 2001 we earned 5.40% on an average invested balance of $126.3 million. In the first six months of 2000 we earned 5.41% on an average invested balance of $101.5 million. In the three months ended June 30, 2001 we earned 4.67% on an average invested balance of $131.8 million. In the three months ended July 1, 2000 we earned 5.58% on an average invested balance of $110.3 million. In the three-month and six-month periods ended June 30, 2001 and July 1, 2000 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the June and July 1999 secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

     The provision for income taxes in the three-month and six-month periods ended June 30, 2001 and July 1, 2000 represented 37.5% and 38.3%, respectively, of earnings before taxes. During 2000, we implemented selected tax strategies which reduced our effective tax rate.

     Liquidity and Capital Resources.

     Net cash provided by operating activities. Our operations generated $17.9 million in cash during the first six months of 2001. Receivables, net of acquisitions, increased $8.8 million during the first six months of 2001 primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Finished goods inventory, net of acquisitions, decreased $2.0 million during the first six months of 2001 partly due to our concerted effort to closely monitor inventory and maintain it at an optimal level and partly due to our taking advantage of purchasing opportunities during the fourth quarter of 2000 for certain inventory items that were sold during the first six months of 2001. Accounts payable, net of acquisitions, increased $1.9 million during the first six months of 2001 to help offset the cash required to support the increase in receivables. The accounts payable increase was attributable to the timing of payments and the credit terms negotiated with vendors. Other current assets and liabilities, net of acquisitions, used $6.5 million of cash primarily due to the prepayment of income taxes because of the tax benefit we realized from stock option exercises and progress payments made for internet development and computer system development by outside contractors. We anticipate that our operations may require cash to fund our growth. D&A totaled $1.5 million during the first six months of 2001. Provision for doubtful accounts totaled $4.7 million during the first six months of 2001. Loss on long term investment totaled $2.0 million during the first six months of 2001. We also generated $9.4 million from the tax benefit related to stock option exercises during the first six months of 2001.

     Net cash used by investing activities. During the first six months of 2001, $3.0 million of marketable securities matured and we invested the proceeds in shorter term investments in order to have the funds available if interest rates increase. During the first six months of 2001, other assets increased $113,000 due to an investment in a joint venture with AdvancePCS. Capital expenditures during the first six months of 2001 totaled $861,000. Primarily these purchases were for computer hardware and software and furniture and equipment. We expect that capital expenditures during the last six months of 2001 will be approximately $3.1 million and during 2002 will be approximately $4.0 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software, telecommunications equipment, and furniture and equipment. Effective January 20, 2001, we acquired the majority of the operating assets of Freedom Drug, an infertility specialty pharmacy. Effective April 2, 2001, we acquired the majority of the operating assets of Physicians Formulary, a national distributor of biopharmaceuticals specializing in the outpatient surgery center market. During the first six months of 2001, we paid $28.9 million towards the acquisitions of Freedom Drug and Physicians Formulary.

     Net cash provided by financing activities. During the first six months of 2001, we received proceeds of $7.7 million from stock option exercises. Also during the first six months of 2001, we purchased treasury stock for $365,000.

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

     On June 30, 2001, we had cash and cash equivalents of $48.4 million, marketable securities of $75.6 million and working capital of $193.2 million. In addition, we have a $10 million unsecured line of credit which has not been used. We believe that the cash and cash equivalents, marketable securities, working capital, cash from operations and availability under our line of credit will be sufficient to meet our working capital needs for at least two years.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Our primary exposure to market risk consists of a decline in the market value of our investments in marketable debt securities as a result of potential changes in interest rates. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates on securities included in our portfolio, and given the short term maturities of all of our investments in interest-sensitive securities, this hypothetical fair value was not materially different from the period-end carrying value.

                          PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.

          The information set forth in Note 5 to the Notes to Consolidated Financial Statements (unaudited) set forth elsewhere in this Report is incorporated herein by reference.

     Item 4. Submission of Matters to a Vote of Security Holders.

     a) The annual meeting of the shareholders of the Company was held on May 21, 2001.

     b) The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2004:

                                   Votes For     Votes Against    Abstentions     Broker Non-Votes
                                   ---------     -------------    -----------     ----------------

        Michael D. McCormick       53,515,804         0            1,072,496             0
        Thomas J. Salentine        53,518,451         0            1,069,849             0

     In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

          Robert L. Myers        2002
          Donald J. Perfetto     2002
          Richard W. Roberson    2002
          William E. Bindley     2003
          Steven D. Cosler       2003
          Rebecca M. Shanahan    2003

     c) Other matters voted upon and the results of the voting were as follows:

          1) The shareholders voted 53,399,418 in the affirmative and 1,153,897 in the negative, with 34,985 abstentions and 0 broker non-votes, to appoint PricewaterhouseCoopers LLP as auditors for the Company for 2001.

          2) The shareholders voted 37,485,363 in the affirmative and 16,997,747 in the negative, with 105,190 abstentions and 0 broker non-votes, to approve the proposed amendment to the Company's 1997 Stock Option and Incentive Plan, which increases from 4,832,894 to 6,400,000 the total number of shares of the Company's Class B Common Stock available for issuance under the plan.

     Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

               10-C(iv) Third Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.

     (b)  Reports on Form 8-K

               None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 1, 2001                     PRIORITY HEALTHCARE CORPORATION


                                   BY:       /s/   Donald J. Perfetto
                                       ----------------------------------------
                                       Donald J. Perfetto
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer and Duly
                                       Authorized Officer)