Form 10-Q
period 2001-09-29
PRIORITY HEALTHCARE CORP
filed 2001-11-02
CIK 1037975

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

 (Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
 -
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 2001

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

Yes X       No __
    -

As of October 26, 2001, the number of shares outstanding of each of the issuer's classes of common stock were as follows:

                        Class A Common Stock - 7,486,631

                        Class B Common Stock - 37,910,687

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.


                        PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                      (000's omitted, except share data)
                                  (unaudited)

                                                            Nine-month       Nine-month       Three-month      Three-month
                                                          period ended     period ended      period ended     period ended
                                                         September 29,    September 30,     September 29,    September 30,
                                                                  2001             2000              2001             2000
                                                     -----------------------------------------------------------------------
Net sales..........................................       $    578,648     $    430,464       $   209,724      $   147,725
Cost of products sold..............................            511,890          378,994           186,542          130,328
                                                          ------------     ------------       -----------      -----------
Gross profit.......................................             66,758           51,470            23,182           17,397

Selling, general and administrative expense........             35,927           20,334            11,293            6,668
Depreciation and amortization......................              2,408            1,035               953              345
                                                          ------------     ------------       -----------      -----------
Earnings from operations...........................             28,423           30,101            10,936           10,384

Impairment of investment...........................              2,019               --                --               --
Interest income....................................             (4,803)          (4,764)           (1,391)          (2,021)
                                                          ------------     ------------       -----------      -----------
Earnings before income taxes.......................             31,207           34,865            12,327           12,405

Provision for income taxes.........................             11,703           13,353             4,623            4,751
                                                          ------------     ------------       -----------      -----------

Net earnings.......................................       $     19,504     $     21,512       $     7,704      $     7,654
                                                          ============     ============       ===========      ===========

Earnings per share:
        Basic......................................       $        .45     $        .51       $       .18      $       .18
        Diluted....................................       $        .44     $        .50       $       .17      $       .18
Weighted average shares outstanding:
        Basic......................................         43,513,940       42,078,828        43,695,832       42,762,098
        Diluted....................................         44,652,014       42,977,440        44,307,367       43,677,006


         See accompanying notes to consolidated financial statements.

                        PRIORITY HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (000's omitted, except share data)
                                  (unaudited)

                                                                                  September 29,     December 30,
                                                                                           2001             2000
                                                                             ------------------------------------
ASSETS:
Current assets:
    Cash and cash equivalents..............................................           $  43,712        $  50,057
    Marketable securities..................................................              92,805           78,570
    Receivables, less allowance for doubtful accounts of
        $3,153 and $2,954, respectively....................................             112,144           99,305
    Finished goods inventory...............................................              50,142           48,839
    Deferred income taxes..................................................               1,661            2,668
    Other current assets...................................................               3,174            1,783
                                                                                      ---------        ---------
                                                                                        303,638          281,222
Fixed assets, net..........................................................               6,627            3,952
Deferred income taxes......................................................                  --              273
Other assets ..............................................................                 122            2,019
Intangibles, net...........................................................              40,839            9,635
                                                                                      ---------        ---------

               Total assets................................................           $ 351,226        $ 297,101
                                                                                      =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable.......................................................           $  91,637        $  77,257
    Other current liabilities..............................................              15,830            9,241
                                                                                      ---------        ---------
                                                                                        107,467           86,498
                                                                                      ---------        ---------
Deferred income taxes......................................................                 166               --
                                                                                      ---------        ---------

Commitments and contingencies (note 6)

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares authorized, none
        issued and outstanding.............................................                  --               --
    Common stock
        Class A, $0.01 par value, 55,000,000 shares authorized,
          7,507,310 and 8,123,867 issued and outstanding,
          respectively.....................................................                  75               81
        Class B, $0.01 par value, 180,000,000 shares authorized,
          37,888,932 and 37,272,375 issued and outstanding,
          respectively.....................................................                 379              373
        Additional paid in capital.........................................             181,474          174,279
        Retained earnings..................................................              85,271           65,767
                                                                                      ---------        ---------
                                                                                        267,199          240,500
        Less: Common stock in treasury (at cost), 1,831,500 and
              2,548,273 shares, respectively...............................             (23,606)         (29,897)
                                                                                      ---------        ---------
             Total shareholders' equity....................................             243,593          210,603
                                                                                      ---------        ---------

             Total liabilities and shareholders' equity....................           $ 351,226        $ 297,101
                                                                                      =========        =========

         See accompanying notes to consolidated financial statements.

                        PRIORITY HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)
                                  (unaudited)

                                                                                     Nine-month        Nine-month
                                                                                   period ended      period ended
                                                                                  September 29,     September 30,
                                                                                           2001              2000
                                                                             -------------------------------------
Cash flow from operating activities:
     Net income...........................................                            $ 19,504         $  21,512
        Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization...............................              2,408             1,035
               Provision for doubtful accounts.............................              4,803             1,181
               Tax benefit from stock option exercises.....................              9,463            12,437
               Impairment of investment....................................              2,019                --
               Loss on disposal of fixed assets............................                 25                --
               Deferred income taxes.......................................              1,446                --
        Change in assets and liabilities, net of acquisitions:
               Receivables.................................................             (9,812)           (9,387)
               Finished goods inventory....................................              1,391             3,982
               Accounts payable............................................              4,632            11,924
               Other current assets and liabilities........................             (2,945)           (1,239)
                                                                                      --------         ---------
                 Net cash provided by operating activities.................             32,934            41,445
                                                                                      --------         ---------
Cash flow from investing activities:
     Purchase of marketable securities.....................................            (14,235)          (11,871)
     Purchase of fixed assets..............................................             (3,724)           (1,873)
     Acquisition of businesses, net of cash acquired.......................            (28,895)               --
     Increase in other assets..............................................               (122)           (1,550)
                                                                                      --------         ---------
                 Net cash used by investing activities.....................            (46,976)          (15,294)
                                                                                      --------         ---------
Cash flow from financing activities:
     Proceeds from stock option exercises..................................              8,062            10,580
     Payments for purchase of treasury stock...............................               (365)             (398)
                                                                                      --------         ---------
                 Net cash provided by financing activities.................              7,697            10,182
                                                                                      --------         ---------
Net increase (decrease) in cash............................................             (6,345)           36,333
Cash and cash equivalents at beginning of period...........................             50,057            24,814
                                                                                      --------         ---------
Cash and cash equivalents at end of period.................................           $ 43,712         $  61,147
                                                                                      ========         =========

Supplemental non-cash investing and financing activities:
     Acquisition liabilities...............................................           $  4,440         $      --
     Purchase of treasury stock............................................              3,674                --

          See accompanying notes to consolidated financial statements.

                        PRIORITY HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements for the three-month and nine-month periods ended September 29, 2001 and September 30, 2000 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

2. A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the three-month and nine-month periods ended September 29, 2001 and September 30, 2000:

                                                                       (000's omitted)
                                                   Nine-month       Nine-month     Three-month      Three-month
                                                 period ended     period ended    period ended     period ended
                                                September 29,    September 30,   September 29,    September 30,
                                                         2001             2000            2001             2000
                                              --------------------------------------------------------------------
Weighted average number of Class A and
    Class B Common shares outstanding
    used as the denominator in the basic
    earnings per share calculation..........            43,514           42,079          43,696           42,762

Additional shares assuming exercise of
    dilutive stock options..................             1,138              898             611              915
                                                       -------          --------        -------          -------

Weighted average number of Class A and
    Class B Common and equivalent shares
    used as the denominator in the diluted
    earnings per share calculation..........            44,652           42,977          44,307           43,677
                                                       =======          =======         =======          =======

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

     At September 29, 2001 and December 30, 2000 all of the Company's investments in marketable securities were investment-grade government and corporate debt instruments. These investments had a fair value of approximately $134.6 million (which includes approximately $41.8 million classified as cash equivalents) and $125.8 million (which includes approximately $47.2 million classified as cash equivalents) at September 29, 2001 and December 30, 2000, respectively. The amortized cost of available-for-sale securities approximated their market value at September 29, 2001 and December 30, 2000. There were no unrealized holding gains or losses at September 29, 2001 or December 30, 2000 and all of the investments mature within one year from those dates. No investments were disposed of prior to maturity during the three-month and nine-month periods ended September 29, 2001 and September 30, 2000.

4. In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on December 30, 2001. We expect the adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles commencing December 30, 2001; however, impairment reviews may result in future periodic write-downs.

5. On January 20, 2001, the Company completed an acquisition of the majority of the operating assets of Freedom Drug, an infertility specialty pharmacy. Pursuant to the Asset Purchase Agreement, the Company will pay approximately $18.0 million in cash (approximately $16.2 million has been paid, net of cash acquired, as of September 29, 2001) for the majority of the operating assets, net of certain assumed liabilities, of Freedom Drug. In addition, if Freedom Drug achieves certain predetermined financial results during the two fiscal years ending December 29, 2001 and December 28, 2002, the Company will make additional payments. The acquisition was accounted for under the purchase method of accounting and goodwill of approximately $16.9 million is being amortized over 20 years. On January 20, 2001, Freedom Drug's total assets were approximately $9.2 million and total liabilities were approximately $8.4 million. The results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The results of operations of Freedom Drug prior to the date of acquisition would not have been material to the results of the Company for the periods presented in these financial statements.

     On April 2, 2001, the Company completed an acquisition of the majority of the operating assets of Physicians Formulary International, Inc., a national distributor of biopharmaceuticals specializing in the outpatient surgery center market. Pursuant to the Asset Purchase Agreement, the Company will pay approximately $17.1 million in cash (approximately $14.0 million has been paid as of September 29, 2001) for the majority of the operating assets, net of certain assumed liabilities, of Physicians Formulary. The acquisition was accounted for under the purchase method of accounting and goodwill of approximately $15.6 million is being amortized over 20 years. On April 2, 2001, Physicians Formulary's total assets were approximately $3.9 million and total liabilities were approximately $1.8 million. The results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The results of operations of Physicians Formulary prior to the date of acquisition would not have been material to the results of the Company for the periods presented in these financial statements.

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

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles, Ltd., Inc. ("Charise Charles") are contractually obligated to provide legal defense and to indemnify the Company for any losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations. As of September 29, 2001, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification. In addition, Amgen is one of the Company's three largest suppliers. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

     The Company is also subject to ordinary and routine litigation incidental to its business, none of which is expected to be material to the Company's results of operations, financial condition, or cash flows.

7. The impairment of investment charge of $2.0 million in 2001 related to writing off an external internet investment in Cytura Corporation.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Forward-Looking Statements.

     Certain statements included in this quarterly report, which are not historical facts, are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs and involve certain risks and uncertainties including, but not limited to, changes in interest rates, competitive pressures, changes in customer mix, changes in third party reimbursement rates, financial stability of major customers, changes in government regulations or the interpretation of these regulations, changes in supplier relationships, growth opportunities, cost savings, revenue enhancements, synergies and other benefits anticipated from acquisition transactions, difficulties related to integrating acquired businesses, the accounting and tax treatment of acquisitions, and asserted and unasserted claims, which could cause actual results to differ from those in the forward-looking statements. The forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date herein.

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

     New Accounting Pronouncements.

     In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on December 30, 2001. We expect the adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles commencing December 30, 2001; however, impairment reviews may result in future periodic write-downs.

     Results of Operations.

     The following table sets forth for the periods indicated, the percentages of net sales represented by the respective financial items:

                                            Nine-month      Nine-month      Three-month      Three-month
                                          period ended    period ended     period ended     period ended
                                         September 29,   September 30,    September 29,    September 30,
                                                  2001            2000             2001             2000
                                       --------------------------------------------------------------------
Net sales............................           100.0%          100.0%           100.0%           100.0%
Cost of products sold................            88.5            88.0             88.9             88.2
                                               ------          ------           ------           ------
Gross profit.........................            11.5            12.0             11.1             11.8

Selling, general and administrative..             6.2             4.7              5.4              4.5
Depreciation and amortization........              .4              .2               .5               .2
                                               ------          ------           ------           ------
Earnings from operations.............             4.9             7.0              5.2              7.0

Impairment of investment.............              .3              --               --               --
Interest income......................             (.8)           (1.1)             (.7)            (1.4)
                                               ------          ------           ------           ------
Earnings before income taxes.........             5.4             8.1              5.9              8.4

Provision for income taxes...........             2.0             3.1              2.2              3.2
                                               ------          ------           ------           ------

Net earnings.........................             3.4%            5.0%             3.7%             5.2%
                                               ======          ======           ======           ======

     Net sales increased to $578.6 million in the first nine months of 2001 from $430.5 million in the first nine months of 2000, an increase of 34%. Net sales increased to $209.7 million in the three months ended September 29, 2001, from $147.7 million in the three months ended September 30, 2000, an increase of 42%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of Freedom Drug and Physicians Formulary and inflationary price increases.

     Gross profit increased to $66.8 million in the first nine months of 2001 from $51.5 million in the first nine months of 2000, an increase of 30%. Gross profit as a percentage of net sales decreased in the first nine months of 2001 to 11.5% from 12.0% in the first nine months of 2000. Gross profit increased to $23.2 million in the three months ended September 29, 2001, from $17.4 million in the three months ended September 30, 2000, an increase of 33%. Gross profit as a percentage of net sales decreased in the three months ended September 29, 2001, to 11.1% from 11.8% in the three months ended September 30, 2000. The increase in gross profit reflected increased sales and the acquisitions of Freedom Drug and Physicians Formulary. The decrease in gross profit as a percentage of net sales was primarily attributed to changing payor reimbursement patterns, as the use of Prescription Benefit Management ("PBM") Plans increased and reimbursement from Major Medical Plans for certain prescribed drugs decreased, and the change in sales mix, as lower margin products experienced increased sales. Competition continues to exert pressure on margins.

     Selling, general and administrative ("SGA") expense increased to $35.9 million in the first nine months of 2001 from $20.3 million in the first nine months of 2000, an increase of 77%. SGA expense as a percentage of net sales increased to 6.2% in the first nine months of 2001 from 4.7% in the first nine months of 2000. SGA expense increased to $11.3 million in the three months ended September 29, 2001, from $6.7 million in the three months ended September 30, 2000, an increase of 69%. SGA expense as a percentage of net sales increased in the three months ended September 29, 2001, to 5.4% from 4.5% in the three months ended September 30, 2000. The increases in SGA expense reflected the growth in our business, bad debt charges, start up costs related to new partnerships, and the acquisitions of Freedom Drug and Physicians Formulary. The increases in SGA expense as a percentage of net sales resulted from bad debt charges, start up costs related to new partnerships and increased cost attributable to providing more clinically oriented services. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

     Depreciation and amortization ("D&A") increased to $2.4 million in the first nine months of 2001 from $1.0 million in the first nine months of 2000, an increase of 133%. D&A increased to $953,000 in the three months ended September 29, 2001, from $345,000 in the three months ended September 30, 2000, an increase of 176%. The increase in D&A was primarily the result of an increase in the amortization of intangible assets due to the acquisitions of Freedom Drug and Physicians Formulary and incremental depreciation on new computer hardware and software, furniture and equipment, transportation equipment and telephone equipment.

     The impairment of investment charge of $2.0 million in 2001 related to writing off our external internet investment in Cytura Corporation.

     Interest income remained the same, $4.8 million, in the first nine months of 2001 compared to the first nine months of 2000. Interest income decreased to $1.4 million in the three months ended September 29, 2001 from $2.0 million in the three months ended September 30, 2000. In the first nine months of 2001 we earned 4.83% on an average invested balance of $132.6 million. In the first nine months of 2000 we earned 6.03% on an average invested balance of $105.3 million. In the three months ended September 29, 2001 we earned 4.27% on an average invested balance of $130.3 million. In the three months ended September 30, 2000 we earned 6.46% on an average invested balance of $125.2 million. In the three-month and nine-month periods ended September 29, 2001 and September 30, 2000 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

     The provision for income taxes in the three-month and nine-month periods ended September 29, 2001 and September 30, 2000 represented 37.5% and 38.3%, respectively, of earnings before taxes. During 2000, we implemented selected tax strategies which reduced our effective tax rate.

     Liquidity and Capital Resources.

     Net cash provided by operating activities. Our operations generated $32.9 million in cash during the first nine months of 2001. Receivables, net of acquisitions, increased $9.8 million during the first nine months of 2001 primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Finished goods inventory, net of acquisitions, decreased $1.4 million during the first nine months of 2001 partly due to our concerted effort to closely monitor inventory and maintain it at an optimal level and partly due to our taking advantage of purchasing opportunities during the fourth quarter of 2000 for certain inventory items that were sold during the first nine months of 2001. Accounts payable, net of acquisitions, increased $4.6 million during the first nine months of 2001 to help offset the cash required to support the increase in receivables. The accounts payable increase was attributable to the timing of payments and the credit terms negotiated with vendors. Other current assets and liabilities, net of acquisitions, used $2.9 million of cash primarily due to the prepayment of income taxes because of the tax benefit we realized from stock option exercises and progress payments made for computer system development by outside contractors. We anticipate that our operations may require cash to fund our growth. D&A totaled $2.4 million during the first nine months of 2001. Provision for doubtful accounts totaled $4.8 million during the first nine months of 2001. Impairment of investment totaled

     $2.0 million during the first nine months of 2001. We also generated $9.5 million from the tax benefit related to stock option exercises during the first nine months of 2001.

     Net cash used by investing activities. During the first nine months of 2001, we purchased $14.2 million of marketable securities in order to take advantage of higher interest rates related to longer term investments. During the first nine months of 2001, other assets increased $122,000 due to an investment in a joint venture with AdvancePCS. Capital expenditures during the first nine months of 2001 totaled $3.7 million. Primarily these purchases were for internet development, computer hardware and software, furniture and equipment and leasehold improvements related to relocating our infertility specialty pharmacy in Massachusetts and our sales office in Arizona. We expect that capital expenditures during the last three months of 2001 will be approximately $1.0 million and during 2002 will be approximately $4.0 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software, telecommunications equipment, and furniture and equipment. Effective January 20, 2001, we acquired the majority of the operating assets of Freedom Drug, an infertility specialty pharmacy. Effective April 2, 2001, we acquired the majority of the operating assets of Physicians Formulary, a national distributor of biopharmaceuticals specializing in the outpatient surgery center market. During the first nine months of 2001, we paid $28.9 million towards the acquisitions of Freedom Drug and Physicians Formulary.

     Net cash provided by financing activities. During the first nine months of 2001, we received proceeds of $8.1 million from stock option exercises. Also during the first nine months of 2001, we purchased treasury stock for $4.0 million. $365,000 of the treasury stock was paid for at September 29, 2001 and the remaining amount was paid for after September 29, 2001.

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

     On September 29, 2001, we had cash and cash equivalents of $43.7 million, marketable securities of $92.8 million and working capital of $196.2 million. We believe that the cash and cash equivalents, marketable securities, working capital and cash from operations will be sufficient to meet our working capital needs for at least two years.

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

                  None.

     (b)  Reports on Form 8-K

                  None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 1, 2001           PRIORITY HEALTHCARE CORPORATION


                           BY:   /s/ Donald J. Perfetto
                               -----------------------------------------
                               Donald J. Perfetto
                               Executive Vice President and Chief Financial
                               Officer
                               (Principal Financial Officer and Duly Authorized Officer)