Form 10-K
period 2001-12-29
PRIORITY HEALTHCARE CORP
filed 2002-03-22
CIK 1037975

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -    ACT OF 1934
                  For the fiscal year ended December 29, 2001
                                      OR
 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________
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

                                 $894,280,887
Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock on March 4, 2002 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are "affiliates").

                                   7,158,464
           Number of shares of Class A Common Stock, $.01 par value,
                         outstanding at March 4, 2002.

                                  36,584,715
           Number of shares of Class B Common Stock, $.01 par value,
                         outstanding at March 4, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:

                                                   PART OF FORM 10-K INTO WHICH
          IDENTITY OF DOCUMENT                       DOCUMENT IS INCORPORATED
Definitive Proxy Statement for the Annual                    PART III
         Meeting of Shareholders
         to be held May 20, 2002

                        PRIORITY HEALTHCARE CORPORATION
                              Lake Mary, Florida

              Annual Report to Securities and Exchange Commission
                               December 29, 2001

                                    PART I


ITEM 1.  BUSINESS.

Background

         Priority Healthcare Corporation ("Priority" or the "Company") was formed by Bindley Western Industries, Inc. ("BWI") on June 23, 1994 as an Indiana corporation to focus on the distribution of products and provision of services to the alternate site segment of the healthcare industry. The Company conducts the business activities of alternate site healthcare companies acquired by BWI or the Company in ten transactions since February 1993. The principal executive offices of the Company are located at 250 Technology Park, Suite 124, Lake Mary, Florida 32746 and its telephone number at that address is (407) 804-6700. On October 29, 1997, the Company consummated an initial public offering of its Class B Common Stock (the "IPO"). On December 31, 1998, BWI distributed to its common shareholders all of the 30,642,858 shares of the Company's Class A Common Stock then owned by BWI in a spin-off transaction and BWI no longer has any ownership interest in the Company. Unless otherwise indicated, "Priority" and the "Company" refer to Priority Healthcare Corporation and its subsidiaries, and "BWI" refers to Bindley Western Industries, Inc. and its subsidiaries other than the Company.

Acquisition History

         Effective as of February 28, 1993, BWI acquired substantially all of the assets of Charise Charles, Ltd., Inc. ("Charise Charles"), a specialty wholesale distributor of oncology and renal care biopharmaceuticals located in Altamonte Springs, Florida. On October 6, 1993, BWI acquired substantially all of the assets of PRN Medical, Inc. ("PRN"), a specialty wholesale distributor of renal care supplies and dialysis equipment located in Orlando, Florida. In August 1994, PRN was combined with Charise Charles as part of the formation of the Company. On October 31, 1994, the Company acquired the stock of 3C Medical, Inc. ("3C"), a specialty distributor of acute dialysis products located in Santa Ana, California. Effective January 1, 1995, the Company acquired all of the outstanding stock of IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc., three related companies located in Altamonte Springs, Florida that provided specialty pharmacy and other related healthcare services. On August 6, 1997, the Company acquired substantially all of the assets of Grove Way Pharmacy, Inc. ("Grove Way Pharmacy"), a specialty distributor of vaccines located in Castro Valley, California. On April 12, 1999, the Company acquired substantially all of the assets of Pharmacy Plus, Ltd. ("Pharmacy Plus"), a specialty pharmacy located in Philadelphia, Pennsylvania. On September 2, 1999, the Company acquired substantially all of the assets of Monitors Unlimited, Inc. ("Monitors Unlimited"), a distributor in the oral surgery market located in Miamisburg, Ohio. On January 20, 2001, the Company acquired substantially all of the assets of three related companies doing business as Freedom Drug ("Freedom Drug"), the nation's leading infertility specialty pharmacy, located in Lynnfield, Massachusetts and Stratham, New Hampshire. Effective March 31, 2001, the Company acquired substantially all of the assets of Physicians Formulary International, Inc. ("Physicians Formulary"), a distributor in the outpatient surgery center market located in Phoenix, Arizona. Effective October 26, 2001, the Company acquired substantially all of the assets of Chesapeake Infusion LLC, doing business as InfuRx ("InfuRx"), a specialty pharmacy located in Wilmington, Delaware and Memphis, Tennessee.

         The operations of Charise Charles, PRN, 3C, Grove Way Pharmacy, Monitors Unlimited and Physicians Formulary indirectly provide products to patients through oncology practices, renal dialysis centers and other healthcare providers. Effective December 31, 1998, IV-One Services, Inc. and National Pharmacy Providers, Inc. were merged into IV-1, Inc. and the name of the corporation was changed to Priority Healthcare Pharmacy, Inc. The operations of Priority Healthcare Pharmacy, Inc., Pharmacy Plus, Freedom Drug and InfuRx provide products and services directly to patients.

General

         Priority is a national distributor of specialty pharmaceuticals and related medical supplies to the alternate site healthcare market and is a provider of patient-specific, self-administered biopharmaceuticals and disease treatment programs to individuals with chronic diseases. The Company sells over 3,500 SKUs of specialty pharmaceuticals and medical supplies to outpatient renal care centers and office-based physicians in oncology and other physician specialty markets. Priority offers value-added services to meet the specific needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures, offering automated order entry services and offering customized distribution for group accounts. From distribution centers in Sparks, Nevada and Grove City, Ohio, Priority services over 4,000 customers in all 50 states, including approximately 900 office-based oncologists and 400 renal dialysis clinics.

         The Company also fills individual patient prescriptions, primarily for self-administered biopharmaceuticals. These patient-specific prescriptions are filled at licensed pharmacies in Lake Mary, Florida, Byfield, Massachusetts, Philadelphia, Pennsylvania, Wilmington, Delaware and Memphis, Tennessee and are shipped directly to the patient overnight in specialized packages. Priority also provides disease treatment programs for hepatitis, cancer, hemophilia, human growth deficiency, rheumatoid arthritis, Crohn's disease, respiratory syncytial virus (RSV), infertility, pulmonary hypertension, pain management, multiple sclerosis and others. With the acquisition of Freedom Drug, Priority is the nation's leading infertility specialty pharmacy.

         Priority's net sales have increased from $107.4 million in 1994 to $805.1 million in 2001. In the same period, operating income has increased from $2.3 million in 1994 to $40.4 million in 2001. The Company's objective is to continue to grow rapidly and enhance its market position as a leading healthcare company by capitalizing on its business strengths and pursuing the following strategy: (i) continue to focus on and further penetrate the alternate site market; (ii) enter new markets through new manufacturer relationships that provide access to new products; (iii) accelerate growth of its higher margin, patient-specific pharmacy business by leveraging relationships with existing distribution customers; (iv) maintain intense cost control while investing in infrastructure; (v) pursue acquisitions to complement existing product offerings and further penetrate markets; and (vi) continue to develop physician and payor networks that enhance Priority's alliance capabilities with manufacturers.

Industry and Market Overview

         Priority sells the majority of its products and services into large and growing markets--oncology, gastroenterology, rheumatology, endocrinology, pulmonology, neurology, infertility and chronic renal dialysis. The Company also operates in certain areas of the vaccine, oral surgery and other chronic disease markets. The common characteristics of these markets are that most products are administered in an alternate site setting by physicians or the patients themselves and require specialized shipping and support services.

         Industry Overview. The specialty pharmacy and distribution market is fragmented with several public and many small private companies focusing on different product or customer niches. Few companies offer a wide range of pharmaceuticals and related supplies targeted to multiple customer groups, specifically office-based physicians and patients self-administering (injecting, infusing, or receiving therapy) at home. Historically, cancer therapy, renal dialysis and most other treatments for chronic and life-threatening medical conditions were administered almost exclusively in a hospital inpatient setting. In recent years, the frequency with which these treatments have been administered outside the hospital has increased dramatically in response to cost containment efforts and the introduction of new biopharmaceutical products, such as interferons, ribavirin-Intron A combination therapy ("Rebetron"(TM)), PEG-Intron(TM), Rebetol(TM), erythropoietin ("EPO") and many others.

         The service needs of office-based physicians and patients self-administering at home differ markedly from those of the hospital market, creating logistical challenges and increasing administrative costs for those offices. Office-based physicians and clinics generally order relatively small quantities of drugs at irregular intervals and do not have inventory management systems or sufficient pharmacy staffing. Challenges facing these caregivers include having necessary administrative and financial resources, managing relationships with multiple suppliers, managing inventories, billing patients and third-party payors, and monitoring new clinical developments. The Company believes that the shift from hospital-based to office-based or home-based therapy administration has created a significant opportunity, particularly in the oncology, gastroenterology, vaccine, infertility, rheumatology, pulmonary, neurology, respiratory, renal dialysis, pediatric, endocrinology, and ambulatory surgery markets. The Company is focused primarily on these markets, but is developing business in other growing markets as well.

         Oncology. The occurrence of cancer continues to grow in the United States. According to a 2002 Wachovia Securities Equity Research report, cancer is the second leading cause of death in the United States and the American Cancer Society estimates that half of all men and one-third of all women in the United States will develop cancer during their lifetime. Also, according to the report, if every patient developing cancer this year in the United States had a therapy available for treatment, it could cost as much as $30 billion. The principal treatments for cancer are surgery and a regimen of pharmaceutical treatments. Surgery typically involves hospitalization, but radiation and chemotherapy are increasingly being delivered in alternate site settings such as the physician office and the home. According to USA Today, cancer drugs generate in excess of $6 billion per year in sales worldwide, which is predicted to grow to $62.7 billion by the year 2030.

         Also, according to the 2002 Wachovia Securities Equity Research report, the total number of patients living with cancer is estimated to be 8.3 million in the United States and the number of new patients developing cancer each year is estimated to be 3.0 million. According to a 2001 survey conducted by Pharmaceutical Research and Manufacturers of America ("PhRMA"), there are currently 402 medicines in development for cancer, which represents over half of all the medicines in development. In addition, the overall incidence of cancer is expected to increase as the average age of the U.S. population continues to increase. According to the NIH, over 50% of all cancers are diagnosed in people age 65 or over.

         Gastroenterology. Priority operates in the gastroenterology market, principally through the sale of interferons, Rebetron(TM), PEG-Intron(TM) and Rebetol(TM) for the treatment of hepatitis C. NIH estimates that more than four million Americans are infected with hepatitis C and that approximately 30,000 new acute hepatitis C infections occur each year. According to NIH, the incidence of hepatitis C infection appears to be declining from its peak in 1989. However, because only 25% to 30% of new hepatitis C infections are currently diagnosed, as estimated by NIH, the Company believes the treated portion of this population is likely to increase as awareness of hepatitis disease management programs increases. According to NIH, hepatitis C is responsible for 8,000 to 10,000 deaths annually and is currently the leading reason for liver transplantation in the United States.

         Vaccine. The worldwide vaccine market is estimated to be $7 billion in 2000, and is expected to grow into a $13 billion market by 2005, according to Baxter International, Inc., one of the country's leading medical products and services companies. According to Aventis Pasteur, a world leader in vaccine production, pediatric vaccines represented over 20% of the world market in 1999, and hepatitis vaccines represented over 10% of the world market. Growth in the vaccine market is expected to be driven by the growth of combination pediatric vaccines, travelers' vaccines, vaccines for adolescent protection, vaccines for the elderly and vaccines to treat chronic infectious disease and cancer.

         Infertility. Infertility is an emotionally devastating disease that the Company estimates adversely affects approximately 15% of the couples in the United States that desire to have children. The Company believes pharmaceutical innovations involving medications for ovulation induction treatment are enabling thousands of couples to enjoy parenthood. Ovulation induction typically occurs over a one month period of time involving specialty pharmaceuticals requiring self administered injections and related medical supplies. According to the Society for Assisted Reproductive Technology, there were 87,000 assisted reproductive technology cycles performed in 370 clinics during 1999, up from 81,000 cycles performed in 360 clinics during 1998.

         Rheumatology. Rheumatoid arthritis ("RA") is a chronic inflammatory disease that predominantly affects the joints. According to a 1999 Bear Stearns research report, RA occurs in all ethnic groups, with females two to three times more likely to be affected than males. Also, according to a Thomas Weisel research report, approximately 2.5 million people in the United States are afflicted with RA. Enbrel(TM) and Remicade(TM) are the two leading drugs that treat RA and the Company estimates that the market for Enbrel(TM) and Remicade(TM) in the United States exceeds $1 billion.

         Pulmonary Hypertension. Pulmonary hypertension is a disorder of the blood vessels in the lungs that causes pressure in the pulmonary artery to rise above normal levels and may become life threatening. According to United Therapeutics Corporation, a pharmaceutical company focused on vascular and chronic diseases, approximately 50,000 persons in North America and Europe are afflicted with pulmonary hypertension. According to NIH, it is estimated that there are 300 new cases diagnosed in the United States each year.

         There are currently two drugs approved for pulmonary hypertension, continuous intravenous Flolan(TM), a synthetic form of prostacyclin, and Tracleer(TM), an oral medication. The Company has an agreement with United Therapeutics Corporation to be one of two exclusive specialty distributors during the final phase of clinical trials and following Food and Drug Administration approval of Remodulin(TM), which has been developed as an alternative to Flolan(TM). Remodulin(TM) is a prostacyclin analogue that is administered as a continuous subcutaneous treatment and is a life long therapy.

         Other Pulmonary Diseases. Idiopathic pulmonary fibrosis ("IPF") is a disease characterized by acute inflammation in the lung and progressive scarring that leads to a gradual loss of lung function. Actimmune(TM) has shown positive results as a treatment for IPF. Actimmune(TM), manufactured by InterMune, is self-administered by the IPF patient via subcutaneous injection three times a week. According to a 2001 Adams, Harkness & Hill research report, there are approximately 50,000 people in the United States suffering from IPF which represents a market in the United States for the treatment of IPF that exceeds $1 billion.

         Neurology. Multiple sclerosis ("MS") is a progressive neurological disease in which the body loses the ability to transmit messages among nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. According to a Thomas Weisel research report, MS affects 250,000 to 350,000 people in the United States. The Company estimates that the market for MS drugs in the United States easily exceeds $1 billion.

         Respiratory. Respiratory syncytial virus ("RSV") is a serious lower respiratory tract disease that primarily attacks pediatric patients. RSV is the most common cause of pneumonia and bronchitis in infants and children. According to MedImmune, the manufacturer of Synagis(TM), a drug used to treat RSV, sales of Synagis(TM) in the United States were approximately $500 million in 2001.

         Renal Dialysis. End stage renal disease ("ESRD") is characterized by the irreversible loss of kidney function and requires kidney transplantation or routine dialysis treatment (either periodialysis or hemodialysis), which involves removing waste products and excess fluids from the blood. According to the federal Centers for Medicare and Medicaid Services ("CMS") (formerly the Health Care Financing Administration ("HCFA")), as of December 31, 2000, over 89% of dialysis patients were receiving hemodialysis in outpatient treatment centers. Hemodialysis typically utilizes various specialty pharmaceuticals and related medical supplies as part of the treatment. Hemodialysis treatments usually last three hours and are performed three times a week at over 3,000 outpatient facilities in the United States. According to CMS, ESRD enrollment was 273,333 as of December 31, 2000 and is growing by approximately 5% per year. The medication most frequently prescribed to hemodialysis patients is EPO, which stimulates the production of red blood cells, as well as calcium, iron, hepatitis vaccine and other nutrient compounds. The Company estimates that the United States market for EPO alone easily exceeds $1 billion.

Business Strengths

         Priority believes the following represent the Company's business strengths and have been the principal factors in the Company's business success to date.

         Knowledgeable Sales, Marketing and Support Staff. The Company has a well-trained, knowledgeable telesales, outside sales and sales support staff of approximately 125 full-time associates. The Company's telesales, outside sales and sales support staff are most experienced in the areas of oncology, gastroenterology, vaccines, infertility, rheumatology, pulmonary, neurology, respiratory, renal care, and ambulatory surgery. Priority holds frequent meetings and training sessions with its suppliers to enable the sales and support staff to be well-informed about current and new biopharmaceuticals. The sales and support staff provides not only superior and knowledgeable customer service, but also promotes the sale of new products.

         Clinical Expertise. The Company provides disease treatment programs to patients and physicians through its highly trained clinical staff of pharmacists, nurses and patient care coordinators. These personnel are available for ongoing consultation with the patient and the dispensing physician regarding the patient's therapy and progress seven days a week, 24 hours a day. In order to serve the specific needs of its customers, Priority operates licensed pharmacies, one of which was the first to be accredited with commendation by ACHC (Accreditation Commission for Health Care, Inc.), which is specific to specialty pharmacies.

         Broad Product Offerings to Targeted Markets. Priority sells over 3,500 SKUs of pharmaceuticals and medical supplies which enable the Company to provide "one-stop shopping" to its customers. Priority targets its selling efforts of this broad range of products and services to customers in alternate site settings, such as physicians' offices, ambulatory surgery centers, renal dialysis clinics and patients self-administering at home. The Company continually evaluates new products that it can add to its offerings to continue to meet the needs of these specialized markets.

         Commitment to Customer Service. The Company is committed to providing superior customer service that includes shipping products ordered before 7 p.m. for delivery the next day and filling 99% of its orders within one day of being ordered. Priority's software enables its salespeople to quickly determine product availability, pricing, customer order history and billing information. In addition, Priority provides patient education, counseling and follow-up with 24-hour on-call nurses to assist its patients in better understanding and complying with their treatments.

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

         Enter new markets through new manufacturer relationships that provide access to new products. By targeting chronic disease therapies that require patient-specific, self-administered biopharmaceuticals, the Company continues to expand its markets. An example is the Remodulin(TM) therapy for patients suffering from pulmonary hypertension which was added through an agreement with United Therapeutics Corporation. This agreement is expected to have a positive impact on Priority's revenues beginning in the third quarter of 2002, assuming Remodulin(TM) therapy approval by the Food and Drug Administration ("FDA"), which is expected to be in June, 2002. In February, 2002, United Therapeutics received an approvable letter from the FDA. According to United Therapeutics, an approvable letter usually represents the final step before a drug receives FDA clearance for marketing in the United States. Priority is one of only two companies that will distribute Remodulin(TM) and was the lead pharmacy in handling the clinical trial patients.

         Accelerate growth of its higher margin, patient-specific pharmacy business by leveraging relationships with existing distribution customers. The Company has over 4,000 customers, including physicians focusing on oncology, gastroenterology, rheumatology, pediatrics, vaccines and ambulatory surgery. The Company believes that a number of physicians that order pharmaceuticals and supplies from the Company also treat patients who require patient-specific, self-administered biopharmaceuticals. The Company's information database identifies these cross-selling opportunities, and Priority believes it is well-positioned to capture incremental revenue from these customers. Priority also continues to expand its relationships with payors who often influence the decision on which pharmacy service provider to use.

         Maintain intense cost control while investing in infrastructure. The Company's goal is to remain a low cost provider of specialty products and services yet increase the value-added services it provides to customers such as 24-hour on-call nurse support, internet community care neighborhood web sites, patient counseling and specialized shipping. The Company's selling, general and administrative expense was only 6.0% of net sales in 2001 even as the Company continued to invest in its infrastructure.

         Pursue acquisitions to complement existing product offerings and further penetrate markets. The Company believes that the highly fragmented specialty pharmacy distribution industry affords it an opportunity to grow through selective acquisitions. By acquiring complementary businesses, the Company can increase its customer base, expand its product and geographic scope and leverage its existing infrastructure. The Pharmacy Plus and Monitors Unlimited acquisitions during 1999 and the Freedom Drug, Physicians Formulary and InfuRx acquisitions during 2001 are examples that fit this criteria.

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

Products and Services

         Priority provides a broad range of services and supplies to meet the needs of the alternate site market, including the office-based oncology market, outpatient renal care market, other physician office specialty markets that are high users of vaccines and ambulatory surgery centers. Priority offers value-added services to meet the specialized needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures and offering automated order entry services and customized group account distribution. Priority distributes its products from distribution centers in Sparks, Nevada and Grove City, Ohio. The Company sells over 3,500 SKUs of pharmaceuticals such as EPO, Aranesp(TM) Procrit(TM), Neupogen(TM), Calcijex(TM) and INFeD(TM) and related medical supplies such as IV solutions, IV sets, gloves, needles, syringes and sharps containers. Priority's distribution centers service over 4,000 customers located in all 50 states, including approximately 900 office-based oncologists and 400 renal dialysis clinics.

         Priority believes its knowledgeable sales force provides a competitive advantage when selling into the alternate site market. Since a majority of customer orders are placed by telephone, the Company offers its customers a toll-free telephone number, fax line and electronic data interchange ("EDI") ordering capability and plans to offer internet ordering capabilities in the near future. Orders typically are received by the Company's telesales and sales service personnel who use PC-based computer systems to enter customer orders, and to access product information, product availability, pricing, promotions and the customer's buying history. As part of the Company's commitment to superior customer service, the Company offers its customers ease of order placement. Once an order is received, it is electronically sent to the appropriate distribution center where it is filled and shipped. The Company estimates that approximately 98% of all items are shipped without back ordering, and that 99% of all orders received before 7 p.m. are shipped on the same day that the order is received. See "--Sales and Marketing."

         Priority also provides patient-specific, self-administered biopharmaceuticals and related disease treatment programs to individuals with chronic diseases. In Lake Mary, Florida, Byfield, Massachusetts, Philadelphia, Pennsylvania, Wilmington, Delaware, and Memphis, Tennessee, Priority fills patient-specific prescriptions and ships them via overnight delivery in special shipping containers to maintain appropriate temperatures. These services are provided in combination with the Company's disease treatment programs, through which the Company's pharmacist and nursing staff provide education, counseling and other services to patients. Priority is a recognized national leader in the specialty pharmacy market, as reported by Goldman Sachs, which called Priority "the top choice in specialty pharmacy" in its January 20, 2000 research report on United States Healthcare Distribution.

         Priority has traditionally provided disease treatment programs for hepatitis and cancer, with biopharmaceuticals that primarily consist of Interferon, a synthetic biopharmaceutical used to treat hepatitis B and C, Rebetron(TM), an oral antiviral and a synthetic biopharmaceutical used to treat hepatitis C, PEG-Intron(TM), a pegulated interferon, Rebetol(TM), an oral antiviral, Octreotide(TM), a synthetic hormone used to treat diarrhea associated with intestinal peptide tumors, and Epoetin Alfa(TM), a synthetic biopharmaceutical used to treat anemia. Priority has continually added many more products, including Temodar(TM), an oral chemotherapy used to treat Anaplastic astrocytoma (a brain malignancy), Thalomid(TM), an oral product with antiangiogenesis properties used to treat a variety of cancers, Synagis(TM), an injectable vaccine product used to treat RSV (Respiratory Syncytial Virus) in infants, Remicade(TM), an intravenous product used to treat Crohn's Disease and rheumatoid arthritis patients, Betaseron(TM), an injectable product used to treat patients with multiple sclerosis, Actimmune(TM), a product administered by subcutaneous injection often used to treat patients with IPF (idiopathic pulmonary fibrosis), and Enbrel(TM), an injectable product used to treat patients suffering from rheumatoid arthritis.

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

Sales and Marketing

         The Company employs approximately 125 full-time telesales, outside sales and sales support staff personnel. The Company strives to generate new customers and solidify existing customer relationships through frequent direct marketing contact that emphasizes the Company's broad product lines in specialty markets, competitive prices, responsive service and ease of order placement. The Company telesells to oncology clinics, physician offices, ambulatory surgery centers and dialysis centers. The Company targets larger customers with customized approaches developed by management and its key account team. The Company also links the distribution and pharmacy databases to facilitate cross-selling efforts. The Company believes that there is a significant opportunity to provide its specialty pharmacy services to patients of physicians that currently order pharmaceuticals and supplies from Priority.

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

Customers

         Priority's distribution centers service over 4,000 customers located in all 50 states, including approximately 900 office-based oncologists and 400 renal dialysis clinics. Priority's specialty pharmacies service individuals with chronic diseases.

         During 2001, the Company's largest 20 customers accounted for approximately 13% of the Company's net sales. Significant declines in the level of purchases by one or more of the Company's largest customers could have a material adverse effect on the Company's business and results of operations. As is customary in its industry, the Company generally does not have long-term contracts with its customers. Management believes that the retention rate for the Company's customers is very favorable. However, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on the Company.

Purchasing

         Management believes that effective purchasing is key to both profitability and maintaining market share. In 1999, 2000 and 2001, one of the Company's largest suppliers, Amgen, accounted for approximately 21%, 21% and 13%, respectively, of the Company's total net sales. Another large supplier, Schering Corporation, accounted for approximately 11%, 13% and 15% of the Company's total net sales in 1999, 2000 and 2001, respectively. Another large supplier, Ortho Biotech, accounted for approximately 12%, 18% and 17% of the Company's total net sales in 1999, 2000 and 2001, respectively. The Company continually evaluates its purchase requirements and likely increases in manufacturer prices in order to obtain products at the most advantageous cost. It has negotiated several partnership relationships with manufacturers that offer favorable pricing, volume-based incentives and opportunities to reduce supply chain costs for both parties.

Competition

         The alternate site specialty pharmaceutical and medical supply industry is highly competitive and is experiencing both horizontal and vertical consolidation. The industry is fragmented, with several public and many small private companies focusing on different product or customer niches. Some of the Company's current and potential competitors include regional and national full-line, full-service medical supply distributors; independent specialty distributors; national full-line, full-service wholesale drug distributors, such as Bergen Brunswig Corporation and Cardinal Health, Inc., that operate their own specialty distribution businesses; retail pharmacies; specialty pharmacy divisions of prescription benefit managers ("PBMs"); institutional pharmacies; hospital-based pharmacies; home healthcare agencies; mail order distributors that distribute medical supplies on a regional or national basis; and certain manufacturers, such as Bristol-Myers Squibb, that own distributors or that sell their products both to distributors and directly to users, including clinics and physician offices. Some of the Company's competitors have greater financial, technical, marketing and managerial resources than the Company. While competition is primarily price and service oriented, it can also be affected by depth of product line, technical support systems, specific patient requirements and reputation. There can be no assurance that competitive pressures will not have a material adverse effect on the Company.

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

         The Company engages in certain mixing or reconstituting activities at its Florida, Massachusetts and Delaware pharmacies. The State of Florida Board of Pharmacy regulates the compounding activities of Florida pharmacies, including certain activities of the Company. The Company has obtained a Community/Special Parenteral/Enteral Compounding Pharmacy Permit. Over the past several years, the Florida Board of Pharmacy has proposed certain changes to its compounding requirements. The Massachusetts Board of Registration in Pharmacy does not presently have any special requirements for compounding. The Delaware Board of Pharmacy does not presently have any special requirements for compounding. The Company believes that it is in compliance with the current requirements, but there can be no assurance that other conditions or requirements would not be imposed in the future that would have a material adverse effect on the Company.

         On November 21, 1997, the President signed into law the FDA Modernization Act of 1997, which, among a number of other items, added a new section on pharmacy compounding--section 503A--to the Federal Food, Drug and Cosmetic Act. In this new provision, Congress sought to clarify a gray area by identifying the circumstances in which pharmacies may compound drugs without the need for filing a New Drug Approval ("NDA") application, observing the FDA's Good Manufacturing Practice ("GMP") regulations or complying with certain other specific Federal Food, Drug and Cosmetic Act requirements. In particular, Congress provided that the term "compounding" does not include mixing or reconstituting that is done in accordance with directions contained in approved labeling provided by the manufacturer of the product. The Company believes that, under this amendment, as long as it follows the manufacturer's approved labeling in each case, and prepares drugs only for identified individual patients using licensed pharmacy practitioners, the Company's activities should be regulated by State Boards of Pharmacy and not be subjected by the FDA to a full NDA requirement demonstrating the basic safety and effectiveness of the drugs. In a September, 2001 Warning Letter sent to another health care company, the FDA essentially affirmed that conclusion with regard to the NDA requirement, but went on to suggest that the FDA may expect compliance with the FDA's GMP regulations in such instances. If the FDA were to require the Company to comply with the GMP regulations, management believes that the cost of compliance would not be material to its results of operations.

         In an opinion dated February 6, 2001, the United States Court of Appeals for the Ninth Circuit held that section 503A was invalid in its entirety. The Court held the provisions of section 503A that prohibited advertising certain compounded drugs violated the First Amendment of the U.S. Constitution, and that those provisions were not severable from the remainder of section 503A. We cannot predict the effect, if any, this decision will have on the FDA's future involvement in compounding activities by pharmacies. At the government's request, the U.S. Supreme Court has agreed to review the decision of the Court of Appeals, and heard oral argument in the case on February 26, 2002. We cannot predict how the Supreme Court will rule on its review, but the FDA has indicated that it will continue to enforce section 503A outside of the Ninth Circuit pending the Supreme Court's decision. Moreover, there can be no assurance that future court decisions, legislation, rulemaking or other regulatory activity by the FDA concerning compounding activities of pharmacies will not have a material adverse effect on the Company's business or results of operations.

         Referral Restrictions. The Company is subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Violations of these laws may result in fines, imprisonment and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct prohibited by the statute.

         In part to address concerns regarding the anti-kickback statute, the federal government has promulgated regulations that provide exceptions, or "safe harbors", for transactions that will be deemed not to violate the anti-kickback statute. In November, 1999, final regulations were adopted to clarify these safe harbors and to provide additional safe harbors. Although the Company believes that it is not in violation of the anti-kickback statute, its operations do not fit within any of the existing safe harbors. Until 1997, there were no procedures for obtaining binding interpretations or advisory opinions from the Health and Human Services Office of the Inspector General ("OIG") on the application of the federal anti-kickback statute to an arrangement or its qualification for a safe harbor upon which the Company can rely. However, the Social Security Act requires the Secretary of Health and Human Services to issue written advisory opinions regarding the applicability of certain aspects of the anti-kickback statute to specific existing or proposed arrangements. Advisory opinions are binding as to the Secretary and the party requesting the opinion. The Company does not intend to request any advisory opinion regarding the Company's operations.

         The OIG has issued "Fraud Alerts" identifying certain questionable arrangements and practices which it believes may implicate the federal anti-kickback statute. The OIG has issued a Fraud Alert providing its views on certain joint venture and contractual arrangements between healthcare providers. The OIG also has issued a Fraud Alert concerning prescription drug marketing practices that could potentially violate the federal anti-kickback statute. Pharmaceutical marketing activities may implicate the federal anti-kickback statute because drugs are often reimbursed under the Medicaid program. According to the Fraud Alert, examples of practices that may implicate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product. In addition, a number of states have undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arise under state consumer protection laws which generally prohibit false advertising, deceptive trade practices and the like. Further, a number of the states involved in these enforcement actions have requested that the FDA exercise greater regulatory oversight in the area of pharmaceutical promotional activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on the Company's operations.

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

         In January, 1998, the CMS published proposed regulations implementing Stark II. On January 4, 2001, CMS issued an Interim Final Rule with comment period implementing "Phase I" of the Stark II statute. Phase I addresses CMS's interpretation of the basic self-referral prohibition, the statutory definitions, selected compensation arrangement exceptions and certain global exceptions to the prohibition, including the in-office ancillary services exception and the prepaid health plan exception. The OIG is expected to issue Phase II regulations addressing the remaining compensation arrangement exceptions, the ownership and investment interest exceptions, reporting requirements and sanctions. Until the Phase II regulations are promulgated, the financial or other impact of the Stark II regulations on the Company cannot be determined.

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

         Patient Confidentiality. Various federal and state laws establish minimum standards for the maintenance of medical records and the protection of patient health information. In the course of business, the Company maintains medical records for each patient to whom it dispenses pharmaceuticals. As a result, the Company is subject to one or more of these medical record and patient confidentiality laws. Of particular significance are the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") security and privacy regulations. The HIPAA security regulations, which establish certain standards for assuring the physical security and integrity of electronically maintained health information, were promulgated in 1998 as a proposed rule. The final rule is expected to be published in 2002. The HIPAA privacy regulations, which establish standards for protecting the confidentiality and privacy of health information in any form, were issued as a final rule on December 28, 2000, with an April 14, 2001 effective date. "Covered Entities" as defined in the final privacy rule, which includes the Company, must comply with the final privacy rule as of April 14, 2003. The HIPAA regulations impose significant civil and criminal sanctions for violations of the rules and improper use or disclosure of patient information.

         The HIPAA privacy regulations require that the Company makes substantial changes to its policies, procedures, forms, employee training and information handling practices. The HIPAA security regulations may require that the Company invest significant capital in upgrading information systems hardware, software and procedures. However, until the HIPAA security regulations are finalized and effective, the Company is unable to determine the financial or other impact.

         Other Regulatory Issues. Certain states have adopted, or are considering adopting, restrictions similar to those contained in the federal anti-kickback and physician self-referral laws. Although the Company believes that its operations do not violate applicable state laws, there can be no assurance that state regulatory authorities will not challenge the Company's activities under such laws or challenge the dispensing of patient-specific, self-administered biopharmaceuticals by the Company as being subject to state laws regulating out-of-state pharmacies.

         The Company believes that its pharmacy practices and its contract arrangements with other healthcare providers and pharmaceutical suppliers are in compliance with these laws. To address the risks presented by such laws, the Company has implemented an ethics and corporate compliance program. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with the Company's interpretation and application.

Reimbursement

         A substantial portion of the sales of the Company is derived from third-party payors, including private insurers and managed care organizations such as HMOs and PPOs. Similar to other medical service providers, the Company experiences lengthy reimbursement collection periods as a result of third-party payment procedures. Consequently, management of accounts receivable through effective patient registration, billing, collection and reimbursement procedures is critical to financial success.

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

         In 2001, the Company's revenues from Medicare and Medicaid was minimal. Nevertheless, due to the reliance of office-based oncologists and renal dialysis clinics on Medicare and Medicaid reimbursement, changes in such governmental programs could have a material effect on the Company's financial condition and results of operations.

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

         Additionally, the Balanced Budget Act of 1997 (the "Budget Act"), which was enacted in August 1997, contained numerous provisions related to Medicare and Medicaid reimbursement. While very complicated, the general thrust of the provisions dealing with Medicare and Medicaid contained in the Budget Act is intended to significantly slow the growth in Medicare spending. The Budget Act contains changes to reimbursement rates for certain Medicare and Medicaid covered services, as well as certain limitations on the coverage of such services. Although the Company's revenues in 2001 included minimal reimbursement from Medicare and Medicaid, the Budget Act may affect the Company's suppliers and customers, which in turn could have an adverse effect on the Company.

         In addition, the Company expects that private payors will continue their efforts to contain or reduce healthcare costs through reductions in reimbursement rates or other cost-containment measures. The continuation of such efforts could have a material adverse effect on the Company's financial condition and results of operations.

Employees

         At December 29, 2001, the Company had approximately 525 full-time equivalent employees. None of the Company's employees is currently represented by a labor union or other labor organization. Approximately 11% of the employees are pharmacists or nurses. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES.

         The Company's headquarters and a specialty pharmacy facility are located in Lake Mary, Florida, and consist of 46,500 square feet of space leased through December 2004. Priority also has 8,500 square feet of administrative office space located in Lake Mary, Florida leased through December 2005 and 5,000 square feet of administrative office space located in Scottsdale, Arizona leased through June 2004.

         Priority has a 17,000 square foot specialty pharmacy and administrative office in Byfield, Massachusetts, which is leased through May 2006, a 1,500 square foot specialty pharmacy and administrative office in Philadelphia, Pennsylvania, which is leased through April 2004, a 5,100 square foot specialty pharmacy and administrative office in New Castle, Delaware, which is leased through April 2003, and a 1,500 square foot specialty pharmacy and administrative office in Bartlett, Tennessee, which is leased through June 2002.

         Priority has a 32,000 square foot distribution center in Sparks, Nevada, which is leased through November 2005 and a 36,000 square foot distribution center in Grove City, Ohio, which is leased through July 2002. The Company's distribution centers have been constructed or adapted to the Company's specifications for climate control, alarm systems and, where required, segregated security areas for controlled substances.

         The Company has the ability to renew the leases which expire in 2002 and intends to renew those leases. Overall, the Company believes that its facilities are suitable and adequate for its current needs, and for projected internal growth through at least 2003.

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

         The Company believes that the sellers of IV-1, IV-One Services and Charise Charles are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. As of December 29, 2001, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification to be submitted to the sellers. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company. In addition, Amgen is one of the Company's three largest suppliers. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

         The Company is also subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is expected to be material to the Company's results of operations, financial condition or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Company

                 Name                    Age                               Position
          ----------------------         ---     ----------------------------------------------------------
            William E. Bindley            61      Chairman of the Board

            Robert L. Myers               56      Vice Chairman of the Board and Chairman of the Executive
                                                  Committee

            Steven D. Cosler              46      President, Chief Executive Officer and Director

            Donald J. Perfetto            55      Executive Vice President, Chief Operating Officer,
                                                  and Director

            Rebecca M. Shanahan           48      Executive Vice President of Administration, General
                                                  Counsel and Secretary

            Guy F. Bryant                 43      Executive Vice President and Chief Marketing Officer

            Stephen M. Saft               31      Senior Vice President, Chief Financial Officer and
                                                  Treasurer

            William M. Woodard            43      Vice President--Strategic Alliances

            Melissa E. McIntyre           41      Vice President--Strategic Program Development

         William E. Bindley is a part-time consultant to Cardinal Health, Inc., a health care service company. He was the Chairman of the Board, Chief Executive Officer and President of BWI since founding BWI in 1968 until BWI was acquired by Cardinal Health, Inc. in February 2001. He is also a director of Cardinal Health, Inc. and Shoe Carnival, Inc., a shoe retailer. Mr. Bindley was the Chief Executive Officer of the Company from July 1994 until May 1997 and the President of the Company from May 1996 until July 1996. He has served as a director of the Company since June 1994.

         Robert L. Myers has been Vice Chairman of the Board and Chairman of the Executive Committee since March 2001. Mr. Myers was the President of the Company from July 1996 to March 2001 and the Chief Executive Officer of the Company from May 1997 to January 2002. From July 1996 to May 1997, he was the Chief Operating Officer of the Company. From June 1995 through June 1996, Mr. Myers was a consultant to the healthcare industry. From 1971 to June 1995, he was employed by Eckerd Corporation, a retail drug store chain, where he served as a corporate officer from 1981 through 1995 and as senior vice president of pharmacy from 1990 to 1995. Mr. Myers has served as a director of the Company since May 1997. Mr. Myers is a registered pharmacist.

         Steven D. Cosler has been President since March 2001 and Chief Executive Officer since January 2002. Mr. Cosler was Executive Vice President from January 2000 to March 2001 and Chief Operating Officer from January 2000 to January 2002. From August 1997 to January 2000 he was Executive Vice President-- Priority Pharmacy Services. Prior to that time and since July 1996, he was Senior Vice President and General Manager of Priority Healthcare Services Corporation, a subsidiary of BWI. Mr. Cosler has served as a director of the Company since February 2000.

         Donald J. Perfetto has been Chief Operating Officer since January 2002. Mr. Perfetto became Executive Vice President in November 1998. Prior to that time and since June 1997 he was a Vice President. Mr. Perfetto served as Chief Financial Officer and Treasurer from June 1997 to January 2002. From 1986 to May 1997, he was employed by Bimeco, Inc., a distributor of medical products. During such time, Mr. Perfetto held the positions of vice president of finance and operations and secretary/treasurer of Bimeco, Inc. Mr. Perfetto has served as a director of the Company since February 1999.

         Rebecca M. Shanahan has been Executive Vice President of Administration, Secretary and General Counsel since January 2002. From September 1997 to December 2001, she was employed by the University of Chicago Hospitals and Health Systems, an academic teaching health care system and practice plan. During such time, Ms. Shanahan held the position of Vice President, Managed Care and Business Development. From December 1996 to September 1997, Ms. Shanahan performed legal and consulting services as an independent contractor for various entities in the health care industry. From 1991 until December 1996, she held executive officer positions with Methodist Medical Group and Beltway Services, a 600-member physician practice group affiliated with Methodist Hospital in Indianapolis, Indiana, with her latest position being senior vice president and chief operating officer. Ms. Shanahan served as a director of the Company from May 1997 to February 2002.

         Guy F. Bryant has been Executive Vice President and Chief Marketing Officer since January 2000. From September 1995 to January 2000 he was Executive Vice President--Priority Healthcare Distribution. Prior to joining the Company, he was employed in sales and general management positions by Major Pharmaceuticals, a distributor of generic pharmaceuticals, since September 1992 and was vice president of sales from August 1994 to August 1995.

         Stephen M. Saft has been Senior Vice President, Chief Financial Officer and Treasurer since January 2002. From August 2001 to January 2002, he was Vice President of Finance. From February 2001 to August 2001, he was employed by Deloitte & Touche, an international accounting firm. During such time, Mr. Saft was a senior manager in the National Health Care and Life Science Practice. From September 1994 to February 2001, he was employed by PricewaterhouseCoopers, an international accounting firm, with his latest position being an assurance and business advisory services manager. Mr. Saft is a Certified Public Accountant.

         William M. Woodard has held the positions of Vice President--Strategic Alliances or Vice President--Marketing of the Company since May 1997. Prior to such time, Mr. Woodard held various positions with subsidiaries of the Company.

         Melissa E. McIntyre, RN, OCN, has held the positions of Vice President--Strategic Program Development or Vice President--Clinical Services of the Company since August 1997. She has also held various positions with subsidiaries of the Company since June 1994. Prior to joining the Company, and since June 1991, she was employed by Intracare, an outpatient infusion center, as clinical director of nursing.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Prices

         The Company's Class B Common Stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol PHCC. On November 22, 2000, a 2-for-1 stock split of the Company's Common Stock was effected in the form of a stock dividend to shareholders of record at the close of business on November 8, 2000. The prices set forth below, adjusted to reflect retroactively the November 2000 stock split, reflect the high and low sales prices for the Company's Class B Common Stock as reported by Nasdaq for the years ended December 30, 2000 and December 29, 2001. As of March 4, 2002, there were 84 holders of record of the Company's Class B Common Stock.

                                         High               Low
                                         ----               ---
2000:
First Quarter                           $33.75            $12.22
Second Quarter                           37.69             18.00
Third Quarter                            38.50             25.00
Fourth Quarter                           41.75             22.64
2001:
First Quarter                            44.50             29.38
Second Quarter                           40.83             26.93
Third Quarter                            28.00             17.31
Fourth Quarter                           35.96             23.77

         The Company's Class A Common Stock is not listed for trading. However, because the Class A Common Stock is automatically converted into Class B Common Stock upon transfer (except in limited circumstances), the Class A Common Stock is freely tradable except by affiliates of the Company. As of March 4, 2002, there were 618 holders of record of the Company's Class A Common Stock.

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

Sales of Unregistered Securities

         The following information is furnished as to securities of the Company sold during 2001 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

         (a) On October 17, 2001, the Company issued 1,076 shares of Class B Common Stock to its four non-employee Directors as the stock portion of their annual retainer.

         (b) On October 26, 2001, the Company issued 67,636 shares of Class B Common Stock to Chesapeake Infusion LLC.

         The transactions described in paragraphs (a) and (b) above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA.

         In 1993, BWI acquired substantially all of the assets of Charise Charles, Ltd., Inc. Through December 29, 2001, nine additional acquisitions were made by or on behalf of Priority Healthcare Corporation. See "Item 1. Business--Acquisition History." These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired entities are included in our financial statements from their respective dates of acquisition. As a result, period-to-period comparisons of financial position and results of operations are not necessarily meaningful. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes included elsewhere in this report.

                                          Year ended   Year ended   Year ended   Year ended   Year ended
                                        December 31, December 31, December 31, December 30, December 29,
                                                1997         1998         1999         2000         2001
                                       -----------------------------------------------------------------
                                                        (000's omitted, except share data)
Statement of Earnings Data:
Net sales.........................      $    230,982 $    275,626  $   427,887  $   584,657  $   805,120
Cost of products sold.............           207,755      244,485      375,263      514,360      712,971
Gross profit......................            23,227       31,141       52,624       70,297       92,149
Selling, general and
  administrative expense..........            10,620       13,989       21,228       31,313       48,349
Depreciation and
  amortization....................             1,161        1,234        1,290        1,335        3,400
Earnings from operations..........            11,446       15,918       30,106       37,649       40,400
Stock option expense..............               350            -            -            -            -
Impairment of investment..........                 -            -            -            -        2,019
Interest expense (income), net....               887         (916)      (3,432)      (6,920)      (5,972)
Earnings before income taxes......            10,209       16,834       33,538       44,569       44,353
Provision for income taxes........             4,058        6,691       12,844       16,490       16,633
Net earnings......................      $      6,151 $     10,143  $    20,694  $    28,079  $    27,720

Earning per share:
                 Basic............      $        .19 $        .27  $       .51  $       .66  $       .64
                 Diluted..........      $        .19 $        .27  $       .50  $       .65  $       .62

Weighted average
     shares outstanding:
                 Basic............        31,868,822   37,545,948   40,503,406   42,254,841   43,542,518
                 Diluted..........        31,879,766   37,708,082   41,535,642   43,096,956   44,555,586

                                        December 31, December 31, December 31, December 30, December 29,
                                                1997         1998         1999         2000         2001
                                       -----------------------------------------------------------------
Balance Sheet Data:
Working capital...................      $     57,488 $     61,875  $   145,770  $   194,724  $   188,680
Receivable from BWI ..............             5,290       16,517            -            -            -
Total assets......................            91,728      107,519      217,704      297,101      396,016
Long-term obligations.............               272            -            -            -            -
Note payable to BWI...............             6,000            -            -            -            -
Total liabilities.................            31,845       37,478       59,097       86,498      141,676
Shareholders' equity..............            59,883       70,041      158,607      210,603      254,340

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

          We provide specialty pharmaceuticals and related medical supplies, as well as disease treatment services, to patients, office-based physicians, outpatient renal dialysis centers and homecare markets. Our operations are derived from the acquisition by BWI of substantially all of the assets of Charise Charles, a specialty wholesale distributor of oncology and renal care biopharmaceuticals, in February 1993 and of PRN, a specialty wholesale distributor of renal care supplies and dialysis equipment, in October 1993. We subsequently acquired 3C, a specialty distributor of acute dialysis products, in October 1994 and IV-1, Inc., IV-One Services, Inc. and National Pharmacy Providers, Inc., three related companies that provided specialty pharmacy and related healthcare services, in January 1995. Subsequent to that, we acquired substantially all of the assets of Grove Way Pharmacy, a vaccine and injectable drug distributor, in August 1997, Pharmacy Plus, Ltd., a specialty pharmacy, in April 1999, Monitors Unlimited, Inc., a distributor in the oral surgery market, in September 1999, three related companies doing business as Freedom Drug, the nation's leading infertility specialty pharmacy, in January 2001, Physicians Formulary International, Inc., a distributor in the outpatient surgery center market, in March 2001, and Chesapeake Infusion LLC, doing business as InfuRx, a specialty pharmacy, in October 2001. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired companies are included in our financial statements from their respective dates of acquisition. As a result, period-to-period comparisons of financial position and results of operations are not necessarily meaningful.

          The operations of Charise Charles, PRN, 3C, Grove Way Pharmacy, Monitors Unlimited and Physicians Formulary indirectly provide products to patients through oncology practices, renal dialysis centers and other healthcare providers. Effective December 31, 1998, IV-One Services, Inc. and National Pharmacy Providers, Inc. were merged into IV-1, Inc. and the name of the corporation was changed to Priority Healthcare Pharmacy, Inc. The operations of Priority Healthcare Pharmacy, Inc., Pharmacy Plus, Freedom Drug and InfuRx provide products and services directly to patients. Historically, the operations that provide products and services directly to patients have generated substantially higher margins than the operations that indirectly provide products to patients. We typically are reimbursed for products and services provided directly to patients by third-party payors, primarily private insurers and managed care organizations. Sales derived from agreements with managed care organizations generally are made pursuant to established rates negotiated periodically. We typically are reimbursed for products provided indirectly to patients by oncology practices, renal dialysis centers and other healthcare providers and pricing is negotiated directly with the providers.

          In June 2001, we entered into an agreement to form a joint venture with AdvancePCS to provide specialty pharmacy services to AdvancePCS' clients and their members. The joint venture is named AdvancePriority SpecialtyRx. AdvancePCS owns 51% of the venture and we own 49%.

Critical Accounting Policies

         The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition - Revenues are recognized when products are shipped to unaffiliated customers with appropriate provisions recorded for estimated discounts and contractual allowances. Discounts and contractual allowances are estimated based on historical collections. Any differences between our estimates and actual collections are reflected in operations in the year payment is received.

Receivables - Receivables are presented net of the allowance for doubtful accounts and contractual allowances. Receivables include trade and patient account receivables and the current portion of trade receivables that have been converted to note receivables. We regularly review the adequacy of these allowances after considering the age of each outstanding receivable and the collection history.

Results of Operations

         2001 Compared to 2000

         Net Sales. Net sales increased to $805.1 million in 2001 from $584.7 million in 2000, an increase of 38%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of Freedom Drug, Physicians Formulary and InfuRx and inflationary price increases. The net sales attributed to the acquisitions of Freedom Drug, Physicians Formulary and InfuRx in 2001 represented approximately 13% of the total net sales in 2001.

         Gross Profit. Gross profit increased to $92.1 million in 2001 from $70.3 million in 2000, an increase of 31%. The increase in gross profit reflected increased sales and the acquisitions of Freedom Drug, Physicians Formulary and InfuRx. Gross profit as a percentage of net sales decreased in 2001 to 11.4% from 12.0% in 2000. This decrease was primarily attributed to changing payor reimbursement patterns, as the use of Prescription Benefit Management ("PBM") Plans increased and reimbursement from Major Medical Plans for certain prescribed drugs decreased, and the change in sales mix, as lower margin products experienced increased sales. Competition continues to exert pressure on margins.

         Selling, General and Administrative Expense. Selling, general and administrative, or SGA, expense increased to $48.3 million in 2001 from $31.3 million in 2000, an increase of 54%. SGA expense as a percentage of net sales increased to 6.0% in 2001 from 5.4% in 2000. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management. The increase in SGA expense reflected the growth in our business, bad debt charges, start up costs related to new business relationships with drug manufacturers, and the acquisitions of Freedom Drug, Physicians Formulary and InfuRx. The increase in SGA expense as a percentage of net sales resulted from bad debt charges, start up costs related to new business relationships with drug manufacturers and increased cost attributable to providing more clinically oriented services.

         Depreciation and Amortization. Depreciation and amortization, or D&A, increased to $3.4 million in 2001 from $1.3 million in 2000, an increase of 155%. The increase in D&A was primarily the result of an increase in the amortization of intangible assets due to the acquisitions of Freedom Drug and Physicians Formulary of $1.4 million and incremental depreciation on new computer hardware and software, furniture and equipment, transportation equipment, telephone equipment and leasehold improvements.

         Impairment of Investment. The impairment of investment charge of $2.0 million in 2001 resulted from writing off our external internet investment in Cytura Corporation. Management considers continuing operating losses and significant changes in the technology industry to be its primary indicators of potential impairment. Fair market value was estimated based on valuations derived from recent sales of equity interests in Cytura.

         Interest Income. Interest income, decreased to $6.0 million in 2001 from $6.9 million in 2000, a decrease of 14%. In 2001 we earned 4.67% on an average invested balance of $127.8 million. In 2000 we earned 6.58% on an average invested balance of $105.1 million. The decrease was primarily due to the eleven short term interest rate cuts during 2001. In 2001 and 2000 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

         Income Taxes. The provision for income taxes in 2001 and 2000 represented 37.5% and 37.0%, respectively, of earnings before income taxes. During 2001, our state income taxes increased because of the acquisitions we made during the year and our presence in additional states.

         2000 Compared to 1999

         Net Sales. Net sales increased to $584.7 million in 2000 from $427.9 million in 1999, an increase of 37%. The growth reflected primarily the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of Pharmacy Plus, Ltd. and Monitors Unlimited, Inc. and inflationary price increases.

         Gross Profit. Gross profit increased to $70.3 million in 2000 from $52.6 million in 1999, an increase of 34%. The increase in gross profit reflected increased sales and the acquisitions of Pharmacy Plus and Monitors Unlimited. Gross profit as a percentage of net sales decreased in 2000 to 12.0% from 12.3% in 1999. This decrease was primarily attributable to the change in sales mix, as lower margin products experienced increased sales. Competition continued to exert pressure on margins.

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

         Interest Income. Interest income, increased to $6.9 million in 2000 from $3.4 million in 1999, an increase of 102%. In 2000, the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities. In 1999, interest income of $2.8 million was primarily related to amounts earned by investing cash and funds received from the secondary public offering of our Class B Common Stock in overnight repurchase agreements with major financial institutions and in marketable securities, and interest income of $662,000 was related to loaning funds to BWI. The interest income on the loans to BWI was calculated by applying BWI's average incremental borrowing rate, which was 5.4% for 1999, to the average outstanding balances. During 1999 the average outstanding loans to BWI were $12.3 million.

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

         We had cash and cash equivalents of $32.8 million, marketable securities of $94.2 million and working capital of $188.7 million at December 29, 2001. We believe that the cash and cash equivalents, marketable securities, working capital and cash from operations will be sufficient to meet our working capital needs for at least two years.

         Net Cash Provided by Operating Activities. Our operations generated $45.5 million in cash during 2001. Receivables, net of acquisitions, increased $14.9 million, primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Finished goods inventory, net of acquisitions, increased $22.4 million, primarily due to new product introductions, to support the increase in sales and to take advantage of some purchasing opportunities. The $27.7 million increase in accounts payable, net of acquisitions, partially reduced the cash requirements for receivables and finished goods inventory; this increase was attributable to the increase in inventory, the timing of payments and the credit terms negotiated with vendors. Other current assets and liabilities, net of acquisitions, increased cash by $5.6 million, primarily due to income taxes payable. We anticipate that our operations may require cash to fund our growth. During 2001, D&A totaled $3.4 million, provision for doubtful accounts totaled $4.9 million and impairment of investment totaled $2.0 million. We also increased cash by $9.6 million due to the tax benefit related to stock option exercises during 2001.

         Net Cash Used by Investing Activities. In 2001, we purchased $15.6 million of marketable securities in order to take advantage of higher interest rates related to longer term investments. In 2001, we purchased $7.4 million of fixed assets, primarily pharmacy system software, internet software, computer hardware and software, furniture and equipment and leasehold improvements. The leasehold improvements related to relocating our infertility specialty pharmacy in Massachusetts and our sales office in Arizona. We expect that capital expenditures during 2002 will be approximately $6.0 million. We anticipate that these expenditures will relate primarily to the purchase of pharmacy system software, computer hardware and software, telecommunications equipment and furniture and equipment. In 2001, other assets increased $7.5 million due to a deposit we made with a major supplier to generate better pricing. Also during 2001, we used $36.6 million to purchase Freedom Drug, an infertility specialty pharmacy, Physicians Formulary, a national distributor of biopharmaceuticals specializing in the outpatient surgery center market, and InfuRx, a specialty pharmacy.

         Net Cash Provided by Financing Activities. During 2001, we received proceeds of $8.4 million from stock option exercises and we purchased treasury stock for $4.0 million. We purchased the treasury stock because we thought it was an attractive investment. We are authorized to purchase another 2,846,500 shares of treasury stock until July 2002.

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

New Accounting Pronouncements

       In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on December 30, 2001. We expect the adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles expense by approximately $1.8 million annually commencing December 30, 2001; however, impairment reviews may result in future periodic write-downs.

Forward-Looking Statements

       Certain statements included in this annual report, which are not historical facts, are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs and involve certain risks and uncertainties including, but not limited to, changes in interest rates, competitive pressures, changes in customer mix, changes in third party reimbursement rates, financial stability of major customers, changes in government regulations or the interpretation of these regulations, changes in supplier relationships, growth opportunities, cost savings, revenue enhancements, synergies and other benefits anticipated from acquisition transactions, difficulties related to integrating acquired businesses, the accounting and tax treatment of acquisitions, and asserted and unasserted claims, which could cause actual results to differ from those in the forward-looking statements. The forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date herein.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                      (000's omitted, except share data)

                                                            Year ended       Year ended        Year ended
                                                          December 31,     December 30,      December 29,
                                                                  1999             2000              2001
                                                        ---------------------------------------------------
Net sales..........................................       $    427,887      $   584,657       $   805,120
Cost of products sold..............................            375,263          514,360           712,971
                                                          ------------      -----------       -----------
Gross profit.......................................             52,624           70,297            92,149

Selling, general and administrative expense........             21,228           31,313            48,349
Depreciation and amortization......................              1,290            1,335             3,400
                                                          ------------      -----------       -----------
Earnings from operations...........................             30,106           37,649            40,400

Impairment of investment...........................                 --               --             2,019
Interest income....................................             (3,432)          (6,920)           (5,972)
                                                          ------------      -----------       -----------
Earnings before income taxes.......................             33,538           44,569            44,353
                                                          ------------      -----------       -----------
Provision for income taxes:
          Current..................................             13,615           17,708            15,135
          Deferred.................................               (771)          (1,218)            1,498
                                                          ------------      -----------       -----------
                                                                12,844           16,490            16,633
                                                          ------------      -----------       -----------

Net earnings.......................................       $     20,694      $    28,079       $    27,720
                                                          ============      ===========       ===========

Earnings per share:
          Basic....................................       $        .51      $       .66       $       .64
          Diluted..................................       $        .50      $       .65       $       .62
Weighted average shares outstanding:
          Basic....................................         40,503,406       42,254,841        43,542,518
          Diluted..................................         41,535,642       43,096,956        44,555,586

         See accompanying notes to consolidated financial statements.

                        PRIORITY HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (000's omitted, except share data)

                                                                                   December 30,     December 29,
                                                                                           2000             2001
                                                                             ------------------------------------
ASSETS:
Current assets:
     Cash and cash equivalents.............................................            $ 50,057         $ 32,758
     Marketable securities.................................................              78,570           94,166
     Receivables, less allowance for doubtful accounts of $2,954 and
          $3,239, respectively.............................................              99,305          118,342
     Finished goods inventory..............................................              48,839           74,058
     Deferred income taxes.................................................               2,668            2,165
     Other current assets..................................................               1,783            8,145
                                                                                      ---------        ---------
                                                                                        281,222          329,634
Fixed assets, net..........................................................               3,952            9,828
Deferred income taxes......................................................                 273               --
Other assets    ...........................................................               2,019               --
Intangibles, net...........................................................               9,635           56,554
                                                                                      ---------        ---------

               Total assets................................................           $ 297,101        $ 396,016
                                                                                      =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable......................................................            $ 77,257        $ 116,148
     Other current liabilities.............................................               9,241           24,806
                                                                                      ---------        ---------
                                                                                         86,498          140,954
                                                                                      ---------        ---------
Deferred income taxes......................................................                  --              722
                                                                                      ---------        ---------

Commitments and contingencies  (notes 11 and 13)

Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, none
          issued and outstanding...........................................                  --               --
     Common stock
          Class A, $0.01 par value, 55,000,000 shares authorized,
             8,123,867 and 7,211,815 issued and outstanding,
             respectively..................................................                  81               72
          Class B, $0.01 par value, 180,000,000 shares authorized,
             37,272,375 and 38,185,503 issued, respectively................                 373              382
          Additional paid in capital.......................................             174,279          182,818
          Retained earnings................................................              65,767           93,487
                                                                                      ---------        ---------
                                                                                        240,500          276,759
          Less:  Class B Common stock in treasury (at cost), 2,548,273
                 and 1,739,474 shares, respectively........................             (29,897)         (22,419)
                                                                                      ---------        ---------
               Total shareholders' equity..................................             210,603          254,340
                                                                                      ---------        ---------

               Total liabilities and shareholders' equity..................           $ 297,101        $ 396,016
                                                                                      =========        =========

         See accompanying notes to consolidated financial statements.

                        PRIORITY HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)

                                                                             Year ended     Year ended      Year ended
                                                                           December 31,   December 30,    December 29,
                                                                                   1999           2000            2001
                                                                       -----------------------------------------------
Cash flow from operating activities:
     Net earnings......................................................        $ 20,694       $ 28,079        $ 27,720
     Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization................................           1,290          1,335           3,400
          Provision for doubtful accounts..............................           1,655          5,610           4,920
          Tax benefit from stock option exercises......................             834         12,660           9,601
          Impairment of investment.....................................              --             --           2,019
          Loss on disposal of fixed assets.............................             280             38             208
          Compensation expense on stock grants.........................              30             30              30
          Deferred income taxes........................................            (771)        (1,218)          1,498
     Change in assets and liabilities, net of acquisitions:
          Receivables..................................................         (33,499)       (16,122)        (14,900)
          Finished goods inventory.....................................          (6,004)       (17,919)        (22,350)
          Accounts payable.............................................          19,944         23,360          27,677
          Other current assets and liabilities.........................             196          4,118           5,645
                                                                               --------       --------        --------
          Net cash provided by operating activities....................           4,649         39,971          45,468
                                                                               --------       --------        --------

Cash flow from investing activities:
     Purchases, net of sales, of marketable securities.................         (56,795)       (21,775)        (15,596)
     Purchases of fixed assets.........................................          (1,609)        (2,276)         (7,446)
     Proceeds from sale of fixed assets................................              47             --              --
     Increase in other assets..........................................            (469)        (1,550)         (7,500)
     Acquisition of businesses, net of cash acquired...................          (4,536)            --         (36,611)
                                                                               --------       --------        --------
          Net cash used by investing activities........................         (63,362)       (25,601)        (67,153)
                                                                               --------       --------        --------

Cash flow from financing activities:
     Net change in amounts due to /from BWI............................          16,517             --              --
     Proceeds from stock option exercises..............................           1,271         11,309           8,425
     Payments for purchase of treasury stock...........................         (30,336)          (436)         (4,039)
     Proceeds from secondary stock offering, net.......................          96,073             --              --
                                                                               --------       --------        --------
          Net cash provided by financing activities....................          83,525         10,873           4,386
                                                                               --------       --------        --------
Net increase (decrease) in cash........................................          24,812         25,243         (17,299)
Cash and cash equivalents at beginning of period.......................               2         24,814          50,057
                                                                               --------       --------        --------
Cash and cash equivalents at end of period.............................        $ 24,814       $ 50,057        $ 32,758
                                                                               ========       ========        ========

Supplemental cash flow information:
     Income taxes paid.................................................        $ 14,085       $    754        $  4,466


Supplemental non-cash investing and financing activities:
     Acquisition liabilities...........................................        $     --       $     --        $ 11,029
     Stock issued in connection with acquisition.......................        $     --       $    354        $  2,000

         See accompanying notes to consolidated financial statements.

                        PRIORITY HEALTHCARE CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (000's omitted, except share data)

                                               Class A Common Stock   Class B Common Stock     Class B Common Stock
                                               --------------------   --------------------     --------------------
                                                                                                                        Additional
                                                  Shares                  Shares               Treasury                  Paid in
                                               Outstanding   Amount   Outstanding    Amount     Shares       Amount      Capital
                                               -----------   ------   -----------    ------     ------       ------      -------
Balances at December 31, 1998...............    30,642,858   $   307    6,904,428    $   69           --    $      --    $ 52,671
  Net earnings..............................
  Issuance of Class B common stock:
     Secondary public offering..............                            5,980,000        60                                96,013
     Stock option exercises and related
          tax benefit.......................                              261,120         3                                 2,102
     Board of Directors' compensation.......                                2,424                                              30
     Repurchase of common stock.............                                                  (2,609,716)     (30,336)
     Conversions from Class A...............   (20,160,014)     (202)  20,136,896       201                                     1
                                               -----------   -------  -----------    ------   ----------    ---------    --------
Balances at December 31, 1999...............    10,482,844       105   33,284,868       333   (2,609,716)     (30,336)    150,817
  Net earnings
  Issuance of Class B common stock:
     Stock option exercises and related
          tax benefit.......................                            1,627,610        16       65,368          766      23,187
     Board of Directors' compensation.......                                  920                                              30
     Issuance of common stock in
          connection with acquisition.......                                                       9,284          109         245
     Repurchase of common stock.............                                                     (13,209)        (436)
     Conversions from Class A...............    (2,358,977)      (24)   2,358,977        24
                                               -----------   -------  -----------    ------   ----------    ---------    --------
Balances at December 30, 2000...............     8,123,867        81   37,272,375       373   (2,548,273)     (29,897)    174,279
  Net earnings
  Issuance of Class B common stock:
     Stock option exercises and related
          tax benefit.......................                                                     903,776       10,645       7,381
     Board of Directors' compensation.......                                1,076                                              30
     Issuance of common stock in
          connection with acquisition.......                                                      67,636          872       1,128
     Repurchase of common stock.............                                                    (162,613)      (4,039)
     Conversions from Class A...............      (912,052)       (9)     912,052         9
                                               -----------   -------  -----------    ------   ----------    ---------    --------
Balances at December 29, 2001...............     7,211,815   $    72   38,185,503    $  382   (1,739,474)   $ (22,419)   $182,818
                                               ===========   =======  ===========    ======   ==========    =========    ========

                                                    Retained       Shareholders'
                                                    Earnings          Equity
                                                    --------          ------
Balances at December 31, 1998...............        $ 16,994         $  70,041
  Net earnings..............................          20,694            20,694
  Issuance of Class B common stock:
     Secondary public offering..............                            96,073
     Stock option exercises and related
          tax benefit.......................                             2,105
     Board of Directors' compensation.......                                30
     Repurchase of common stock.............                           (30,336)
     Conversions from Class A...............                                --
                                                    --------         ---------
Balances at December 31, 1999...............          37,688           158,607
  Net earnings..............................          28,079            28,079
  Issuance of Class B common stock:
     Stock option exercises and related
          tax benefit.......................                            23,969
     Board of Directors' compensation.......                                30
     Issuance of common stock in
          connection with acquisition.......                               354
     Repurchase of common stock.............                              (436)
     Conversions from Class A...............                                --
                                                    --------         ---------
Balances at December 30, 2000...............          65,767           210,603
  Net earnings..............................          27,720            27,720
  Issuance of Class B common stock:
     Stock option exercises and related
          tax benefit.......................                            18,026
     Board of Directors' compensation.......                                30
     Issuance of common stock in
          connection with acquisition.......                             2,000
     Repurchase of common stock.............                            (4,039)
     Conversions from Class A...............                                --
                                                    --------         ---------
Balances at December 29, 2001...............        $ 93,487         $ 254,340
                                                    ========         =========

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

     Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. On April 12, 2000, the Company changed its reporting period for the fiscal year from a calendar year ending December 31 to the 52 or 53 week period ending on the Saturday closest to December 31. None of the periods presented represent a 53 week period.

     Revenue recognition. Revenues are recognized when products are shipped to unaffiliated customers with appropriate provisions recorded for estimated discounts and contractual allowances. Discounts and contractual allowances are estimated based on historical collections. Any differences between the estimates and actual collections are reflected in operations in the year payment is received.

     Cash and cash equivalents. The Company considers all investments with an original maturity of less than 3 months to be a cash equivalent.

     Marketable securities. In accordance with provisions of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified all of its investments in marketable securities as available-for-sale. These investments are stated at their market value, with any material unrealized holding gains or losses, net of tax, included as a component of shareholders' equity until realized. The cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income is included as a component of current earnings.

     Receivables. Receivables are presented net of the allowance for doubtful accounts and contractual allowances. Receivables include trade and patient account receivables and the current portion of trade receivables that have been converted to note receivables. The Company regularly reviews the adequacy of these allowances after considering the age of each outstanding receivable and the collection history.

     Inventories. Inventories are stated on the basis of lower of cost or market using the first-in, first-out ("FIFO") method.

     Fixed assets. Depreciation is computed on the straight-line method for financial reporting purposes. Accelerated methods are primarily used for income tax purposes. Assets, valued at cost, are generally being depreciated over their estimated useful lives as follows:
                                                            Estimated
                                                          useful life
                                                              (years)
                                                              -------
                 Computer hardware and software........             5
                 Furniture and equipment...............             5
                 Leasehold improvements................             5
                 Transportation equipment..............             5

In the event facts and circumstances indicate an asset could be impaired, an evaluation of the undiscounted estimated future cash flows from operations is compared to the asset's carrying amount to determine if a write-down is required. At December 30, 2000 and December 29, 2001, management has determined no impairments existed.

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

     New Accounting Pronouncements. In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on December 30, 2001. The Company expects that the adoption of these accounting standards will have the impact of reducing amortization of goodwill and intangibles expense by approximately $1.8 million annually commencing December 30, 2001; however, impairment reviews may result in future periodic write-downs.

     Shipping and handling costs. Costs associated with shipping and handling activities are comprised of outbound freight and are included in selling, general and administrative expense. These costs were $2.5 million, $3.3 million and $5.4 million in 1999, 2000 and 2001, respectively.

     Earnings per share. Basic earnings per share is computed by dividing net income by the weighted average of Class A and Class B shares outstanding for the period. Diluted earnings per share computations assume outstanding stock options with a dilutive effect on earnings were exercised. These common stock equivalents are added to the weighted average number of shares outstanding in the diluted calculation. A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the years ended December 31, 1999, December 30, 2000 and December 29, 2001:

                                                                                   (In Thousands)
                                                                          1999          2000          2001
                                                                          ----          ----          ----
Weighted average number of Class A and Class B
     Common shares outstanding used as the denominator
     in the basic earnings per share calculation...................     40,503        42,255        43,543

Additional shares assuming exercise of dilutive stock options......      1,033           842         1,013
                                                                        ------        ------        ------

Weighted average number of Class A and Class B
     Common and equivalent shares used as the denominator
     in the diluted earnings per share calculation.................     41,536        43,097        44,556
                                                                        ======        ======        ======

Options to purchase 1.9 million, 0 and 458,000 shares with exercise prices greater than the average market prices of common stock were outstanding at December 31, 1999, December 30, 2000 and December 29, 2001, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

     Income taxes. The Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of the Company's assets and liabilities.

     Use of estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates made by management. Actual results could differ from those estimates.

     Fair value of financial instruments. The carrying values of cash and cash equivalents, marketable securities, receivables, other current assets, accounts payable and other current liabilities approximate their fair market values due to the short-term maturity of these instruments.

     Comprehensive Income. Comprehensive income is defined as all changes in shareholders' equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive includes net earnings and other comprehensive income. There were no material elements of other comprehensive income for any of the periods presented.

     Prior year reclassifications. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Note 2--Related Party Transactions

     At December 31, 1998, BWI owed the Company $16.5 million. This amount was due on demand and represented loans of excess cash balances of the Company to BWI on a short-term, interest-bearing basis. The amount was collected during 1999. Interest income attributable to the loans to BWI was $662,000 in 1999. This amount was calculated by applying BWI's average incremental borrowing rate, which was 5.4%, to the average outstanding balances. During 1999, the average outstanding loans to BWI were $12.3 million.

     During the year ended December 30, 2000, the Company made a $2.0 million equity investment in an internet content management company, which was carried at cost. During the year ended December 29, 2001, the Company wrote off the investment. Management considers continuing operating losses and significant changes in the technology industry to be its primary indicators of potential impairment. Fair market value was estimated based on valuations derived from recent sales of equity interests in Cytura. During the years ended December 30, 2000 and December 29, 2001, the Company purchased approximately $1.4 million and $66,000 of services from this company, respectively.

Note 3--Acquisitions

     On April 12, 1999, the Company completed an acquisition of the majority of the operating assets of Pharmacy Plus, Ltd., a specialty pharmacy. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Pharmacy Plus, Ltd. assets was approximately $3.5 million, which included approximately $450,000 for inventory and fixed assets and resulted in approximately $3.0 million of goodwill. No indebtedness was assumed. The results of operations of Pharmacy Plus, Ltd. prior to the date of acquisition would not have been material to the results of the Company for the year ended December 31, 1999.

     On September 2, 1999, the Company completed an acquisition of the majority of the operating assets of Monitors Unlimited, Inc., a distributor in the oral surgery market. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Monitors Unlimited, Inc. assets was approximately $1.4 million, which included approximately $245,000 for inventory and accounts receivable, approximately $95,000 in assumed accounts payable debt, and resulted in approximately $1.2 million of goodwill. The results of operations of Monitors Unlimited, Inc. prior to the date of acquisition would not have been material to the results of the Company for the year ended December 31, 1999.

     On January 20, 2001, the Company completed an acquisition of the majority of the operating assets of Freedom Drug, an infertility specialty pharmacy. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Freedom Drug assets was approximately $30.5 million, which included approximately $8.9 million for cash, inventory, accounts receivable, other current assets and fixed assets, approximately $8.4 million in assumed accounts payable and other current liabilities, and resulted in approximately $23.0 million of goodwill. The results of operations of Freedom Drug prior to the date of acquisition would not have been material to the results of the Company for the periods presented in these financial statements. In addition, if Freedom Drug achieves certain predetermined financial results during the fiscal year ending December 28, 2002, the Company will make additional payments.

     On April 2, 2001, the Company completed an acquisition of the majority of the operating assets of Physicians Formulary International, Inc., a national distributor of biopharmaceuticals specializing in the outpatient surgery center market. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Physicians Formulary assets was approximately $19.3 million, which included approximately $4.0 million for inventory, accounts receivable and fixed assets, approximately $2.0 million in assumed accounts payable and other current liabilities, and resulted in approximately $15.8 million of goodwill. The results of operations of Physicians Formulary prior to the date of acquisition would not have been material to the results of the Company for the periods presented in these financial statements.

     On October 26, 2001, the Company completed an acquisition of the majority of the operating assets of InfuRx, a specialty pharmacy. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the InfuRx assets was approximately $11.8 million, which included approximately $1.9 million for inventory, accounts receivable and fixed assets, approximately $1.5 million in assumed accounts payable debt, and resulted in approximately $10.0 million of tax deductible goodwill. The results of operations of InfuRx prior to the date of acquisition would not have been material to the results of the Company for the periods presented in these financial statements. In addition, if InfuRx achieves certain predetermined financial results during the fiscal years ending December 28, 2002 and January 3, 2004, the Company will make additional payments.

     On June 18, 2001, the Company entered into an agreement to form a joint venture with AdvancePCS to provide specialty pharmacy services to AdvancePCS' clients and their members. The joint venture is named AdvancePriority SpecialtyRx. AdvancePCS owns 51% of the venture and the Company owns 49%. During the year ended December 29, 2001, the results of operations of the joint venture were not material to the results of the Company.

Note 4--Marketable Securities

     Marketable securities are carried on the balance sheet at their market value. Marketable securities at December 30, 2000 and December 29, 2001 consist of the following:

                                              (In Thousands)
                                           2000            2001
                                           ----            ----

Mutual funds.......................    $     --        $  2,079
Corporate bonds....................      56,282          89,945
Commercial paper...................      22,288           2,142
                                       --------        --------
                                       $ 78,570        $ 94,166
                                       ========        ========

These investments had a fair value of approximately $125.8 million (which includes approximately $47.2 million classified as cash equivalents) and $122.3 million (which includes approximately $28.1 million classified as cash equivalents) at December 30, 2000 and December 29, 2001, respectively. At December 30, 2000 and December 29, 2001, the amortized cost of these investments approximated their market value. There were no gross realized gains or losses on sales of available-for-sale securities in 2000 or 2001. All available-for-sale securities are due in one year or less.

Note 5--Fixed Assets

     Fixed assets at December 30, 2000 and December 29, 2001 consist of the following:

                                                           (In Thousands)
                                                        2000            2001
                                                        ----            ----

Computer hardware and software............          $  2,696        $  5,012
Furniture and equipment...................             2,134           3,359
Leasehold improvements....................               331           1,093
Transportation equipment..................               550             647
                                                    --------        --------
                                                       5,711          10,111
Less: accumulated depreciation............            (1,759)         (2,334)
                                                    --------        --------
                                                       3,952           7,777
Construction in progress..................                --           2,051
                                                    --------        --------
                                                    $  3,952        $  9,828
                                                    ========        ========

Depreciation expense was $587,000, $848,000 and $1.5 million for the years ended December 31, 1999, December 30, 2000 and December 29, 2001, respectively.

Note 6--Intangibles

     Intangibles at December 30, 2000 and December 29, 2001 consist of the following:

                                                           (In Thousands)
                                                        2000            2001
                                                        ----            ----

Goodwill..................................          $ 10,265        $ 59,081
Accumulated amortization..................            (1,401)         (3,179)
                                                    --------        --------
Goodwill, net.............................             8,864          55,902
                                                    --------        --------
Other.....................................             1,639           1,539
Accumulated amortization..................              (868)           (887)
                                                    --------        --------
Other, net................................               771             652
                                                    --------        --------
Intangibles, net..........................          $  9,635        $ 56,554
                                                    ========        ========

Amortization expense was $703,000, $487,000 and $1.9 million for the years ended December 31, 1999, December 30, 2000 and December 29, 2001, respectively.

Note 7--Income Taxes

     The provision for income taxes includes state income taxes of $1.5 million, $1.4 million and $1.7 million for the years ended December 31, 1999, December 30, 2000 and December 29, 2001, respectively.

The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:

                                                                              1999        2000         2001
                                                                              -----       -----        -----
       Percentage of earnings before taxes:
            U.S. federal statutory rate.............................          35.0%       35.0%        35.0%
            State and local taxes on income, net of federal income
               tax benefit..........................................           3.2%        2.0%         2.5%
            Other...................................................           0.1%        0.0%         0.0%
                                                                              -----       -----        -----
       Effective rate...............................................          38.3%       37.0%        37.5%
                                                                              =====       =====        =====

Presented below are the significant elements of the net deferred tax balance sheet accounts at December 30, 2000 and December 29, 2001:

                                                                             (In Thousands)
                                                                           2000          2001
                                                                           ----          ----
            Deferred tax asset:
                     Receivables...............................         $ 1,056       $ 1,215
                     Finished goods inventories................             647            51
                     Investments...............................              --           757
                     Deferred compensation.....................             671           517
                     State taxes ..............................             549           289
                     Accrued expenses .........................             415           611
                                                                        -------       -------
                            Total deferred tax assets..........           3,338         3,440
                                                                        -------       -------
            Deferred tax liabilities:
                     Fixed assets..............................            (210)       (1,545)
                     Intangibles...............................            (187)         (452)
                                                                        -------       -------
                            Total deferred tax liabilities.....            (397)       (1,997)
                                                                        -------       -------

            Total net deferred income taxes....................           2,941         1,443

            Less current deferred tax assets...................          (2,668)       (2,165)
                                                                        -------       -------

            Non current deferred income taxes..................         $   273       $  (722)
                                                                        =======       =======

Note 8--Profit Sharing Plan

     All employees are generally eligible to participate in the Profit Sharing Plan as of the first January 1, April 1, July 1 or October 1 after having completed at least three months of service (as defined in the Profit Sharing
Plan) and having reached age 18 ("Participant"). Participants are generally eligible to receive an annual contribution from the Company after having completed at least one year of service (as defined in the Profit Sharing Plan) and having reached age 18. The annual contribution of the Company to the Profit Sharing Plan is at the discretion of the Board of Directors of the Company and has historically been 6.5% to 8.0% of the Participant's compensation for the year. The employer contribution for a year is allocated among the Participants employed on the last day of the year in proportion to their relative compensation for the year. The contributions to the Profit Sharing Plan which are included as expense in the statement of earnings for 1999, 2000 and 2001 were $350,000, $653,000 and $1.0 million, respectively.

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

     All contributions to the Profit Sharing Plan are paid in cash to a bank, as trustee, and are invested by the trustee until distributed to Participants or their beneficiaries. Participants are permitted to direct the trustee as to the investment of their accounts by choosing among several investment funds that are offered. A Participant may also elect to invest in the Company's Class B Common Stock. Participants may elect to invest in one fund or a combination of the available funds according to their investment goals. If a Participant does not make an investment election, his or her Profit Sharing Plan accounts will be invested in a fund designated by the Company.

     Except in certain cases of financial hardship, a Participant (or his or her beneficiary) receives his or her interest in the Profit Sharing Plan only at death, retirement or termination of employment.

Note 9--Capital Stock

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

     On July 19, 2001, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company's outstanding shares of Class B Common Stock. This purchase was approved through July 18, 2002. In 2001, 153,500 shares were purchased at an average price of $23.93 and were included in treasury stock. The Company purchased the treasury stock because management felt the market undervalued the stock.

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

Note 10--Stock Option Plans

     On August 25, 1997, the Board of Directors and BWI, as sole shareholder of the Company, adopted the 1997 Stock Option and Incentive Plan (the "1997 Stock Option Plan"). Under the 1997 Stock Option Plan, the Company may award stock options and shares of restricted stock to officers, key employees and consultants of the Company. The aggregate number of shares of Class B Common Stock that may be awarded under the 1997 Stock Option Plan is 6,400,000, subject to adjustment in certain events. No individual participant may receive awards for more than

300,000 shares in any calendar year. Under the 1997 Stock Option Plan, awards of restricted shares may be made, in which case the grantee would be granted shares of Class B Common Stock, subject to any determined forfeiture or transfer restrictions.

     The Compensation Committee of the Board of Directors administers the 1997 Stock Option Plan and has the authority to select those officers and key employees to whom awards will be made, to designate the number of shares to be covered by each award, to establish vesting schedules, and to specify all other terms of the awards. With respect to stock options that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code, the option price must be at least 100% (or, in the case of a holder of more than 10% of the total combined voting power of the Company's stock, 110%) of the fair market value of a share of Class B Common Stock on the date of the grant of the stock option. The Compensation Committee will establish the exercise price of options that do not qualify as incentive stock options ("non-qualified stock options"). No options may be exercised more than 10 years from the date of grant, or for such shorter period as the Compensation Committee may determine at the date of grant. Awards of options are not transferable other than pursuant to the laws of descent and distribution.

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

     In accordance with the provision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock option plans, and accordingly, generally does not recognize compensation expense related to options granted to employees. If the Company had elected to recognize compensation expense based on the fair value of the options at the grant date as prescribed by SFAS No. 123, pro forma net income and earnings would have been:

                                                                          Year ended     Year ended     Year ended
                                                                        December 31,   December 30,   December 29,
                                                                                1999           2000           2001
                                                                            --------       --------       --------
                                                                              (In Thousands, Except Share Data)
Net earnings - as reported.....................................             $ 20,694       $ 28,079       $ 27,720
         Pro forma impact of
             Company option grants.............................               (4,049)        (5,531)       (11,580)
                                                                            --------       --------       --------
Pro forma net earnings.........................................             $ 16,645       $ 22,548       $ 16,140
                                                                            ========       ========       ========
Pro forma earnings per share:
         Basic.................................................             $   0.41       $   0.53       $   0.37
         Diluted...............................................             $   0.40       $   0.52       $   0.36

     The fair values of the Company's 1999, 2000 and 2001 option grants were estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

                                                         1999         2000         2001
                                                         ----         ----         ----
     Risk free interest rate.......................      5.67%        5.80%        3.64%
     Expected dividend yield.......................       .00%         .00%         .00%
     Expected life of options......................      4.87         4.23         2.50
     Volatility of stock price.....................     57.09%       63.13%       79.02%
     Weighted average fair value of options........    $16.80       $14.22       $15.37

Changes in stock options under all of the Company's plans are shown below:

                                                                   Number of         Weighted average
                                                                     shares          price per share
                                                                  ------------       ---------------
     Options outstanding at December 31, 1998
     (0 shares exercisable)....................................      3,096,248            $ 5.53

     Forfeited during 1999.....................................       (153,980)           $ 9.76
     Granted during 1999.......................................      1,967,170            $15.44
     Exercised during 1999.....................................       (261,120)           $ 4.86

                                                                  ------------
     Options outstanding at December 31, 1999
     (640,986 shares exercisable)..............................      4,648,318            $ 9.62

     Forfeited during 2000.....................................       (141,380)           $17.77
     Granted during 2000.......................................      2,055,740            $26.39
     Exercised during 2000.....................................     (1,692,978)           $ 6.68

                                                                  ------------
     Options outstanding at December 30, 2000
     (460,210 shares exercisable)..............................      4,869,700            $17.52

     Forfeited during 2001.....................................       (282,952)           $25.99
     Granted during 2001.......................................      1,472,260            $31.22
     Exercised during 2001.....................................       (903,776)           $ 9.32

                                                                  ------------
     Options outstanding at December 29, 2001
     (756,435 shares exercisable)..............................      5,155,232            $22.40
                                                                  ------------

     Available for grant at December 29, 2001..................      1,279,000
                                                                  ============


     Additional information regarding the Company's options outstanding at December 29, 2001 is shown below:

                                                           Weighted Average
                                Number Outstanding            Remaining              Weighted Average
Range of Exercise Prices       At December 29, 2001        Contractual Life           Exercise Price
------------------------       --------------------        ----------------           --------------
     $ 4.63 to $ 6.67                  688,962                 6.30 Years                  $ 5.68
     $12.79 to $17.99                1,302,193                 7.42 Years                  $15.49
     $21.88 to $27.66                1,805,777                 8.74 Years                  $26.93
     $30.15 to $38.38                1,358,300                 9.58 Years                  $31.48

Note 11--Commitments

     The Company leases warehouse and office space under noncancelable operating leases expiring at various dates through 2006, with options to renew for various periods. Minimum commitments under leases aggregate $1.5 million for 2002, $1.5 million for 2003, $1.2 million for 2004, $467,000 for 2005 and $71,000 for 2006.

     The consolidated rent expense for 1999, 2000 and 2001 was $674,000, $874,000 and $1.3 million, respectively, of which approximately $370,000 in 1999, $135,000 in 2000 and $79,000 in 2001 pertained to leases with terms of one year or less.

Note 12--Major Customers and Other Concentrations

     The Company services customers in all 50 states. During 1999, 2000 and 2001 the Company had one customer which accounted for 10%, 7% and 0%, respectively, of the Company's net sales. During 1999, 2000 and 2001 the Company also had one third party payor which accounted for 6%, 11% and 13%, respectively, of the Company's net sales. The Company sells goods and services to its customers on various payment terms which entail accounts receivable exposure. Although the Company monitors closely the creditworthiness of its customers, there can be no assurance that the Company will not incur a write-off or writedown of a significant account in the future.

     Product provided by one of the Company's largest vendors accounted for approximately 21%, 21% and 13% of net sales in 1999, 2000 and 2001, respectively. In addition, the sale of one product supplied by this vendor accounted for approximately 18%, 15% and 7% of net sales in 1999, 2000 and 2001, respectively. This product is available from only one manufacturer, with which the Company must maintain a good working relationship. The Company is a party in a lawsuit involving this vendor. See Note 13--Legal Proceedings. The Company has another vendor whose products accounted for approximately 11%, 13% and 15% of net sales in 1999, 2000 and 2001, respectively. The Company has another vendor whose one product accounted for approximately 12%, 18% and 17% of net sales in 1999, 2000 and 2001, respectively.

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

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles, Ltd., Inc. ("Charise Charles") are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations. As of December 29, 2001, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company. See Note 12--Major Customers and Other Concentrations.

     The Company is also subject to ordinary and routine litigation incidental to its business, none of which is expected to be material to the Company's results of operations, financial condition, or cash flows.

Note 14  Selected Quarterly Financial Data (Unaudited)

                                                 Quarter ended    Quarter ended     Quarter ended     Quarter ended
                                                      April 1,          July 1,     September 30,      December 30,
                                                          2000             2000              2000              2000
                                            -----------------------------------------------------------------------
                                                               (000's omitted, except share data)
Net sales.................................        $    136,553      $   146,186       $   147,725       $   154,193

Gross profit..............................              16,892           17,181            17,397            18,827

Net earnings..............................               6,761            7,097             7,654             6,567

Earnings per share:
          Basic...........................        $        .16      $       .17       $       .18       $       .15
          Diluted.........................        $        .16      $       .17       $       .18       $       .15
Weighted average shares outstanding:
          Basic...........................          41,430,432       42,051,068        42,762,098        42,784,807
          Diluted.........................          42,330,276       42,932,150        43,677,006        43,457,432


                                                 Quarter ended    Quarter ended     Quarter ended     Quarter ended
                                                     March 31,         June 30,     September 29,      December 29,
                                                          2001             2001              2001              2001
                                            -----------------------------------------------------------------------
                                                               (000's omitted, except share data)
Net sales.................................        $    168,346      $   200,578       $   209,724       $   226,472

Gross profit..............................              21,610           21,966            23,182            25,391

Net earnings..............................               8,733            3,067             7,704             8,216

Earnings per share:
          Basic...........................        $        .20      $       .07       $       .18       $       .19
          Diluted.........................        $        .20      $       .07       $       .17       $       .19
Weighted average shares outstanding:
          Basic...........................          43,179,651       43,666,335        43,695,832        43,628,251
          Diluted.........................          44,598,467       45,050,207        44,307,367        44,266,299

     During the fourth quarter of 2000, the Company recorded a charge of approximately $3.5 million predominantly related to the write off of certain receivables that were determined to be uncollectible in the fourth quarter. Also, during the fourth quarter of 2000, the Company reduced its provision for income taxes by approximately $450,000 due to implementing selected tax planning strategies.

     During the second quarter of 2001, the Company recorded a charge of approximately $6.3 million predominantly related to the write off of certain receivables that were determined to be uncollectible in the second quarter and the write off of an investment in an internet content management company.

Note 15--Subsequent Event

     On March 11, 2002, the Company completed an acquisition of the majority of the operating assets of Hemophilia of the Sunshine State ("HOSS"), the leading provider of hemophilia products and services in the State of Florida. HOSS had revenues of approximately $30 million for the year ended December 2001.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Priority Healthcare Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Priority Healthcare Corporation and its subsidiaries (the "Company") at December 30, 2000 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.


PricewaterhouseCoopers LLP
Orlando, Florida
February 15, 2002

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

     There have been no changes in or disagreements with the Company's independent certified public accountants on accounting or financial disclosures.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers under
Section 16(a) of the Exchange Act is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year. Information concerning the executive officers of the Company is included under the caption "Executive Officers of the Company" at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item concerning remuneration of the Company's officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company's last fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)   1.    Financial Statements:

                 The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

                 Consolidated Statements of Earnings for the years ended December 31, 1999, December 30, 2000 and December 29, 2001

                 Consolidated Balance Sheets as of December 30, 2000 and December 29, 2001

                 Consolidated Statements of Cash Flows for the years ended December 31, 1999, December 30, 2000 and December 29, 2001

                 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, December 30, 2000 and December 29, 2001

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

                                   Priority Healthcare Corporation


                                   By:   /s/ Steven D. Cosler
                                      --------------------------------------
Dated: March 20, 2002                   Steven D. Cosler
                                        President and Chief Executive Officer

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

               Signature                              Title                                    Date
               ---------                              -----                                    ----
      /s/ William E. Bindley              Chairman of the Board                          March  20, 2002
     ------------------------------
     William E. Bindley

      /s/ Robert L. Myers                 Vice Chairman and Chairman of the              March  20, 2002
     ------------------------------       Executive Committee
     Robert L. Myers

      /s/ Steven D. Cosler                President, Chief Executive Officer and         March  20, 2002
     ------------------------------       Director (Principal Executive Officer)
     Steven D. Cosler

      /s/ Donald J. Perfetto              Chief Operating Officer and Director           March  20, 2002
     ------------------------------
     Donald J. Perfetto

      /s/ Stephen M. Saft                 Chief Financial Officer and Treasurer          March  20, 2002
     ------------------------------       (Principal Financial and Accounting
     Stephen M. Saft                      Officer)

      /s/ Michael D. McCormick            Director                                       March  20, 2002
     ------------------------------
     Michael D. McCormick

      /s/ Richard W. Roberson             Director                                       March  20, 2002
     ------------------------------
     Richard W. Roberson

      /s/ Thomas J. Salentine             Director                                       March  20, 2002
     ------------------------------
     Thomas J. Salentine

                        PRIORITY HEALTHCARE CORPORATION
                       FINANCIAL STATEMENT SCHEDULE II -
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (000's omitted)

                                                                                                    Accounts
                                                   Balances at      Charged To      Charged To     Written Off     Balances at
                                                    Beginning       Costs And         Other           Net Of           End
                                                     Of Year         Expenses        Accounts       Recoveries       Of Year
                                                 --------------------------------------------------------------------------------
Allowances for doubtful accounts:
Year ended December 31, 1999..............           $   778          $ 1,655              --         $   (669)        $ 1,764
Year ended December 30, 2000..............             1,764            5,610              --           (4,420)          2,954
Year ended December 29, 2001..............             2,954            4,920              --           (4,635)          3,239

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Shareholders of Priority Healthcare Corporation

Our audits of the consolidated financial statements referred to in our report dated February 15, 2002, appearing in the Annual Report to Shareholders of Priority Healthcare Corporation on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Orlando, Florida
February 15, 2002

                               INDEX TO EXHIBITS

                                                                                   Sequential
                                                                                   ----------
 Exhibit                                                                             Page
 -------                                                                             ----
 Number                         Document Description                                Number
 ------    ---------------------------------------------------------------------    ------
3-A    (7)  (i)  Restated Articles of Incorporation of the Registrant.
       (10) (ii) Articles of Amendment to the Restated Articles of
       Incorporation of the Registrant.

3-B    (11) By-Laws of the Registrant, as amended to date.

4      (8)  Loan Agreement By and Between the Registrant (the "Borrower") and
       Suntrust Bank, Central Florida, National Association (the "Bank") dated
       November 24, 1998.

10-A   (1)  Administrative Services Agreement between the Registrant and BWI.

10-B   (1)  Tax Sharing Agreement between the Registrant and BWI.

10-C   (1)  (i)*1997 Stock Option and Incentive Plan of the Registrant.
       (2) (ii)*First Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.
       (9) (iii)*Second Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.
       (15) (iv)*Third Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.

10-D   (1)  *Outside Directors Stock Option Plan of the Registrant.

10-E   (1)  *Termination Benefits Agreement between the Registrant and Robert L.
       Myers dated July 1, 1996.

10-H (12) * Form of Termination Benefits Agreement between the Registrant and each of Messrs. Bryant, Cosler and Perfetto and Ms. Shanahan.

10-I   (12) *Form of Noncompete Agreement, dated January 1, 2000, between the
       Registrant and each of Messrs. Bryant, Cosler and Perfetto.

10-J   *Employee Confidentiality/Noncompetition Agreement, dated August 31,
       2001, between the Registrant and Stephen M. Saft.

10-K   *Noncompete Agreement, dated January 2, 2002, between the Registrant and
       Rebecca M. Shanahan.

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
       Subsidiaries.
       (12) *(i)First Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and Affiliates.
       (12) *(ii)Second Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and Affiliates.
       (13) *(iii)Third Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and Affiliates.
            *(iv)Fourth Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and Affiliates.
            *(v)Fifth Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and Affiliates.

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

(15) The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference.