Form 10-Q
period 2002-03-30
PRIORITY HEALTHCARE CORP
filed 2002-04-24
CIK 1037975

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-
       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 2002

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

Yes   X     No  __
     ---

As of April 19, 2002, the number of shares outstanding of each of the issuer's classes of common stock were as follows:

                       Class A Common Stock - 7,132,733

                       Class B Common Stock - 36,831,103

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                        PRIORITY HEALTHCARE CORPORATION
                      CONSOLIDATED STATEMENTS OF EARNINGS
                      (000's omitted, except share data)
                                  (unaudited)

                                                                            Three-month        Three-month
                                                                           period ended       period ended
                                                                              March 30,          March 31,
                                                                                   2002               2001
                                                                         ---------------------------------
Net sales...........................................................        $   266,457        $   168,346
Cost of products sold...............................................            236,627            146,736
                                                                            -----------        -----------
Gross profit........................................................             29,830             21,610

Selling, general and administrative expense.........................             14,661              8,981
Depreciation and amortization.......................................                646                529
                                                                            -----------        -----------
Earnings from operations............................................             14,523             12,100

Interest income.....................................................                867              1,873
                                                                            -----------        -----------
Earnings before income taxes........................................             15,390             13,973

Provision for income taxes..........................................              5,771              5,240
                                                                            -----------        -----------

Net earnings........................................................        $     9,619        $     8,733
                                                                            ===========        ===========

Earnings per share:
     Basic..........................................................        $       .22        $       .20
     Diluted........................................................        $       .22        $       .20
Weighted average shares outstanding:
     Basic..........................................................         43,770,371         43,179,651
     Diluted........................................................         44,610,992         44,598,467

         See accompanying notes to consolidated financial statements.

                        PRIORITY HEALTHCARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (000's omitted, except share data)

                                                                                   (unaudited)
                                                                                     March 30,        December 29,
                                                                                          2002                2001
                                                                                 ---------------------------------
ASSETS:
Current assets:
   Cash and cash equivalents...............................................           $ 30,105            $ 32,758
   Marketable securities...................................................             61,243              94,166
   Receivables, less allowance for doubtful accounts of
       $3,696 and $3,239, respectively.....................................            138,793             118,342
   Finished goods inventory................................................             71,028              74,058
   Deferred income taxes...................................................              2,165               2,165
   Other current assets....................................................             10,393               8,145
                                                                                      --------            --------
                                                                                       313,727             329,634

Fixed assets, net..........................................................             11,091               9,828
Other assets...............................................................                941                  --
Intangibles, net...........................................................             83,563              56,554
                                                                                      --------            --------

      Total assets.........................................................           $409,322            $396,016
                                                                                      ========            ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable........................................................           $108,213            $116,148
   Other current liabilities...............................................             29,174              24,806
                                                                                      --------            --------
                                                                                       137,387             140,954
                                                                                      --------            --------
Deferred income taxes......................................................                722                 722
                                                                                      --------            --------
Commitments and contingencies (note 6)

Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares authorized, none
       issued and outstanding..............................................                 --                  --
   Common stock
       Class A, $0.01 par value, 55,000,000 shares authorized,
           7,152,985 and 7,211,815 issued and outstanding,
           respectively....................................................                 72                  72
       Class B, $0.01 par value, 180,000,000 shares authorized,
           38,244,333 and 38,185,503 issued, respectively..................                382                 382
       Additional paid in capital..........................................            186,266             182,818
       Retained earnings...................................................            103,106              93,487
                                                                                      --------            --------
                                                                                       289,826             276,759
       Less:  Class B Common stock in treasury (at cost), 1,444,102
               and 1,739,474 shares, respectively..........................            (18,613)            (22,419)
                                                                                      --------            --------
             Total shareholders' equity....................................            271,213             254,340
                                                                                      --------            --------

             Total liabilities and shareholders' equity....................           $409,322            $396,016
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

                        PRIORITY HEALTHCARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)
                                  (unaudited)

                                                                                   Three-month         Three-month
                                                                                  period ended        period ended
                                                                                     March 30,           March 31,
                                                                                          2002                2001
                                                                             ---------------------------------------
Cash flow from operating activities:
  Net earnings..............................................................          $  9,619            $  8,733
  Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
         Depreciation and amortization......................................               646                 529
         Provision for doubtful accounts....................................               467                 351
         Tax benefit from stock option exercises............................               356               8,807
         Loss on disposal of fixed assets...................................                --                  16

  Change in assets and liabilities, net of acquisitions:
         Receivables........................................................           (18,028)             (1,433)
         Finished goods inventory...........................................             5,387               9,734
         Accounts payable...................................................            (8,811)             (3,248)
         Other current assets and liabilities...............................            (4,823)             (7,306)
                                                                                      --------            --------
            Net cash provided (used) by operating activities................           (15,187)             16,183
                                                                                      --------            --------
Cash flow from investing activities:
  Sales, net of purchases, of marketable securities.........................            32,923               7,318
  Purchases of fixed assets.................................................            (1,849)               (121)
  Increase in other assets..................................................            (1,225)                 --
  Acquisition of businesses, net of cash acquired...........................           (19,213)            (11,513)
                                                                                      --------            --------
            Net cash provided (used) by investing activities................            10,636              (4,316)
                                                                                      --------            --------
Cash flow from financing activities:
  Proceeds from stock option exercises......................................             1,898               6,819
  Payments for purchase of treasury stock...................................                --                (365)
                                                                                      --------            --------
            Net cash provided by financing activities.......................             1,898               6,454
                                                                                      --------            --------
Net increase (decrease) in cash.............................................            (2,653)             18,321
Cash and cash equivalents at beginning of period............................            32,758              50,057
                                                                                      --------            --------
Cash and cash equivalents at end of period..................................          $ 30,105            $ 68,378
                                                                                      ========            ========


Supplemental non-cash investing and financing activities:
  Acquisition liabilities...................................................          $  7,227            $  4,941
  Stock issued in connection with acquisition...............................          $  5,000            $     --

         See accompanying notes to consolidated financial statements.

                        PRIORITY HEALTHCARE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements for the three-month periods ended March 30, 2002 and March 31, 2001 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

2. A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the three-month periods ended March 30, 2002 and March 31, 2001:

                                                                    (000's omitted)
                                                              Three-month      Three-month
                                                             period ended     period ended
                                                                March 30,        March 31,
                                                                     2002             2001
                                                             -------------------------------
     Weighted average number of Class A and Class B
             Common shares outstanding used as the
             denominator in the basic earnings per
             share calculation..........................           43,770           43,180
     Additional shares assuming exercise of dilutive
             stock options..............................              841            1,418
                                                                   ------           ------

     Weighted average number of Class A and Class B
             Common and equivalent shares used as the
             denominator in the diluted earnings per
             share calculation..........................           44,611           44,598
                                                                   ======           ======

     Options to purchase 1.3 million and 88,000 shares with exercise prices greater than the average market prices of common stock were outstanding at March 30, 2002 and March 31, 2001, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

3. The Company has classified all of its investments in marketable securities as available-for-sale. These investments are stated at fair value, with any unrealized holding gains or losses, net of tax, included as a component of shareholders' equity until realized. The cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income is included as a component of current earnings. Investments with an original maturity of less than three months are included as cash equivalents.

     At March 30, 2002 and December 29, 2001 the Company's investments in marketable securities were primarily investment-grade government and corporate debt instruments. These investments had a fair value of approximately $88.0 million (which includes approximately $26.8 million classified as cash equivalents) and $122.3 million (which includes approximately $28.1 million classified as cash equivalents) at March 30, 2002 and December 29, 2001, respectively. The amortized cost of available-for-sale securities approximated their market value at March 30, 2002 and December 29, 2001. There were no significant unrealized holding gains or losses at March 30, 2002 or December 29, 2001 and all of the investments mature within one year from those dates. Certain investments were disposed of prior to maturity during the three-month period ended March 30, 2002. These disposals did not result in material gross realized gains or losses. No investments were disposed of prior to maturity during the three-month period ended March 31, 2001.

4. In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on December 30, 2001. The Company expects that the adoption of these accounting standards will have the impact of reducing amortization of goodwill and intangibles expense by approximately $1.8 million annually commencing December 30, 2001; however, impairment reviews may result in future periodic write-downs. No impairment was identified during the three-month period ended March 30, 2002. Amortization expense related to customer lists was $25,000 for the three-month period ended March 30, 2002.

     In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. A reconciliation of previously reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

                                                                (000's omitted, except share data)
                                                                   Three-month      Three-month
                                                                  period ended     period ended
                                                                     March 30,        March 31,
                                                                          2002             2001
                                                                ----------------------------------
          Reported net earnings..............................           $9,619           $8,733
          Add back:  Goodwill amortization...................               --              125
                                                                        ------           ------
          Adjusted net earnings..............................           $9,619           $8,858
                                                                        ======           ======

          Basic earnings per share:
          Reported net earnings..............................           $  .22           $  .20
          Goodwill amortization..............................               --              .01
                                                                        ------           ------
          Adjusted net earnings..............................           $  .22           $  .21
                                                                        ======           ======
          Diluted earnings per share:
          Reported net earnings..............................           $  .22           $  .20
          Goodwill amortization..............................               --               --
                                                                        ------           ------
          Adjusted net earnings..............................           $  .22           $  .20
                                                                        ======           ======

5. On March 11, 2002 the Company completed an acquisition of the majority of the operating assets of Hemophilia of the Sunshine State ("HOSS"), the leading provider of hemophilia products and services in the State of Florida. Pursuant to the Asset Purchase Agreement, the Company will pay approximately $24.4 million in cash and $5.0 million in the Company's Class B Common Stock (approximately $19.1 million in cash and $5.0 million in the Company's Class B Common Stock has been paid as of March 30, 2002) for the majority of the operating assets, net of certain assumed liabilities, of HOSS. In addition, if HOSS achieves certain predetermined financial results during the two fiscal years ending December 28, 2002 and January 3, 2004, the Company will make additional payments. The acquisition was accounted for under the purchase method of accounting resulting in goodwill of approximately $25.0 million. On March 11, 2002, HOSS's receivables were approximately $2.9 million, finished goods inventory were approximately $2.4 million, fixed assets were approximately $36,000 and accounts payable were approximately $876,000. The results of operations of HOSS are included in the Company's consolidated financial statements subsequent to the date of acquisition. The results of operations of HOSS prior to the date of acquisition would not have been material to the results of the Company for the periods presented in these financial statements.

     On March 30, 2002, other current assets includes a $1.6 million receivable due from AdvancePriority SpecialtyRx, the Company's 49% owned joint venture which was formed in June 2001. During the three-month period ended March 30, 2002, the results of operations of the joint venture were not material to the results of the Company. On March 30, 2002, other assets totaled $941,000 and represented the Company's total investment in the joint venture, net of losses incurred to date.

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

     The Company believes that the sellers of IV-1, IV-One Services and Charise Charles, Ltd., Inc. ("Charise Charles") are contractually obligated to provide legal defense and to indemnify the Company for losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company's results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations. As of March 30, 2002, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification. In addition, Amgen is the Company's largest supplier. Consequently, this litigation presents the risk of adversely affecting the Company's business relationship with Amgen, which could have a material adverse effect on the Company.

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

     General.

     We typically are reimbursed for products and services provided directly to patients by third-party payors, primarily private insurers and managed care organizations. Sales derived from agreements with managed care organizations generally are made pursuant to established rates negotiated periodically. We typically are reimbursed for products provided indirectly to patients by oncology practices, ambulatory surgery centers, renal dialysis centers and other healthcare providers and pricing is negotiated directly with the providers.

     Critical Accounting Policies.

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

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

     New Accounting Pronouncements.

     In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted on December 30, 2001. We expect the adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles expense by approximately $1.8 million annually commencing December 30, 2001; however, impairment reviews may result in future periodic write-downs.

     Results of Operations.

     The following table sets forth for the periods indicated, the percentages of net sales represented by the respective financial items:

                                                                        Three-month            Three-month
                                                                       period ended           period ended
                                                                          March 30,              March 31,
                                                                               2002                   2001
                                                                    --------------------------------------
     Net sales...................................................             100.0%                 100.0%
     Cost of products sold.......................................              88.8                   87.2
                                                                              -----                  -----
     Gross profit................................................              11.2                   12.8

     Selling, general and administrative expense.................               5.5                    5.3
     Depreciation and amortization...............................                .2                     .3
                                                                              -----                  -----
     Earnings from operations....................................               5.5                    7.2

     Interest income.............................................                .3                    1.1
                                                                              -----                  -----
     Earnings before income taxes................................               5.8                    8.3

     Provision for income taxes..................................               2.2                    3.1
                                                                              -----                  -----

     Net earnings................................................               3.6%                   5.2%
                                                                              =====                  =====

     Net sales increased to $266.5 million in the first three months of 2002 from $168.3 million in the first three months of 2001, an increase of 58%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of Freedom Drug effective January 20, 2001, Physicians Formulary effective April 2, 2001, InfuRx effective October 26, 2001 and HOSS and inflationary price increases. The additional net sales attributed to the acquisitions of Freedom Drug, Physicians Formulary, InfuRx and HOSS in the first three months of 2002 (prior to January 20, 2002 for Freedom Drug) represented approximately 10% of the total net sales in the first three months of 2002.

     Gross profit increased to $29.8 million in the first three months of 2002 from $21.6 million in the first three months of 2001, an increase of 38%. The increase in gross profit reflected increased sales and the acquisitions of Freedom Drug, Physicians Formulary, InfuRx and HOSS. Gross profit as a percentage of net sales decreased in the first three months of 2002 to 11.2% from 12.8% in the first three months of 2001. This decrease was primarily attributable to changing payor reimbursement patterns, as the use of Prescription Benefit Management Plans increased and reimbursement from Major Medical Plans for certain prescribed drugs decreased, and the change in sales mix, as lower margin products experienced increased sales. Competition continues to exert pressure on margins.

     Selling, general and administrative ("SGA") expense increased to $14.7 million in the first three months of 2002 from $9.0 million in the first three months of 2001, an increase of 63%. SGA expense as a percentage of net sales increased in the first three months of 2002 to 5.5% from 5.3% in the first three months of 2001. The increase in SGA expense reflected the growth in our business, start up costs related to new business relationships with drug manufacturers, significant premium increases for property and liability insurance and the acquisitions of Freedom Drug, Physicians Formulary, InfuRx and HOSS. The increase in SGA expense as a percentage of net sales resulted from start up costs related to new business relationships with drug manufacturers, significant premium increases for property and liability insurance and increased costs attributable to providing more clinically oriented services. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

     Depreciation and amortization ("D&A") increased to $646,000 in the first three months of 2002 from $529,000 in the first three months of 2001, an increase of 22%. The increase in D&A was primarily the result of additional depreciation on computer hardware and software, furniture and equipment, transportation equipment, telephone equipment and leasehold improvements being netted with a $206,000 decrease in the amortization of goodwill and intangible assets due to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, being adopted on December 30, 2001.

     Interest income decreased to $867,000 in the first three months of 2002 from $1.9 million in the first three months of 2001, a decrease of 54%. In the first three months of 2002 we earned 3.18% on an average invested balance of $109.1 million. In the first three months of 2001 we earned 5.59% on an average invested balance of $134.1 million. The decrease in interest income was due to the lower average invested balance and the lower interest rate earned, which was primarily due to the eleven short term interest rate cuts during 2001. In the first three months of 2002 and 2001 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

     The provision for income taxes in the first three months of 2002 and 2001 represented 37.5% of earnings before income taxes.

     Liquidity - Capital Resources.

     Net cash used by operating activities. Our operations used $15.2 million in cash during the first three months of 2002. Receivables, net of acquisitions, increased $18.0 million during the first three months of 2002, primarily due to supporting the increase in sales, a change in the method used to collect rebates from a key vendor and the extension of credit terms to meet competitive conditions. Finished goods inventory, net of acquisitions, decreased $5.4 million during the first three months of 2002 partly due to our concerted effort to closely monitor inventory and maintain it at an optimal level and partly due to our taking advantage of purchasing opportunities during the fourth quarter of 2001 for certain inventory items that were sold during the first three months of 2002. Accounts payable, net of acquisitions, decreased $8.8 million due to our paying for the inventory purchasing opportunities taken during the fourth quarter of 2001 and changes in credit terms with a key vendor. Other current assets and liabilities decreased cash by $4.8 million primarily due to the payment of income taxes and an advance to our joint venture. We anticipate that our operations may require cash to fund our growth. D&A totaled $646,000 and our provision for doubtful accounts totaled $467,000 during the first three months of 2002. During the first three months of 2002, we also increased cash by $356,000 due to the tax benefit related to stock option exercises.

     Net cash provided by investing activities. During the first three months of 2002 we sold $32.9 million of marketable securities in order to finance the acquisition of HOSS and to cover the net cash used by our operating activities. Capital expenditures during the first three months of 2002 totaled $1.8 million. Primarily these purchases were for computer hardware and software and furniture and equipment. We expect that capital expenditures during the last nine months of 2002 will be approximately $4.5 million and during 2003 will be approximately $5.0 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software, telecommunications equipment, and furniture and equipment. During the first three months of 2002 other assets increased $1.2 million due to our investment in our joint venture. Effective March 11, 2002, we acquired the majority of the operating assets of HOSS, the leading provider of hemophilia products and services in the State of Florida. During the first three months of 2002 we paid $19.1 million towards the acquisition of HOSS.

     Net cash provided by financing activities. During the first three months of 2002 we received proceeds of $1.9 million from stock option exercises.

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

     On March 30, 2002, we had cash and cash equivalents of $30.1 million, marketable securities of $61.2 million and working capital of $176.3 million. We believe that the cash and cash equivalents, marketable securities, working capital and cash from operations will be sufficient to meet our working capital needs for at least two years.

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

     Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

               10-Q(vi) Sixth Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and Affiliates.

     (b) Reports on Form 8-K

               None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


April 24, 2002                PRIORITY HEALTHCARE CORPORATION

                              BY: /s/ Stephen M. Saft
                                  -----------------------------------
                                  Stephen M. Saft
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial Officer and Duly
                                  Authorized Officer)