Form 10-Q
period 2002-06-29
PRIORITY HEALTHCARE CORP
filed 2002-07-30
CIK 1037975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-23249

PRIORITY HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana	35-1927379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Technology Park, Suite 124
Lake Mary, Florida	32746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 804-6700

No Change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

As of July 22, 2002, the number of shares outstanding of each of the issuer’s classes of common stock were as follows:

Class A Common Stock—7,092,156

Class B Common Stock—36,921,121

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(000’s omitted, except share data)
(unaudited)

	Six-month Period ended June 29, 2002	Six-mont period ended June 30, 2001	Three-month period ended June 29, 2002	Three-month period ended June 30, 2001
Net sales	$557,456	$368,924	$290,999	$200,578
Cost of products sold	494,730	325,348	258,103	178,612

Gross profit	62,726	43,576	32,896	21,966
Selling, general and administrative expense	30,434	24,634	15,773	15,653
Depreciation and amortization	1,303	1,455	657	926

Earnings from operations	30,989	17,487	16,466	5,387
Impairment of investment	—	2,019	—	2,019
Interest income	(1,538)	(3,412)	(671)	(1,539)

Earnings before income taxes	32,527	18,880	17,137	4,907
Provision for income taxes	12,198	7,080	6,427	1,840

Net earnings	$20,329	$11,800	$10,710	$3,067

Earnings per share:
Basic	$.46	$.27	$.24	$.07
Diluted	$.46	$.26	$.24	$.07
Weighted average shares outstanding:
Basic	43,873,331	43,422,994	43,976,292	43,666,335
Diluted	44,655,160	44,824,338	44,699,328	45,050,207

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED BALANCE SHEETS
(000’s omitted, except share data)

	June 29, 2002	December 29, 2001
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$34,948	$32,758
Marketable securities	61,590	94,166
Receivables, less allowance for doubtful accounts of $4,195 and $3,239, respectively	147,262	118,342
Finished goods inventory	90,836	74,058
Deferred income taxes	2,165	2,165
Other current assets	18,612	8,145

	355,413	329,634
Fixed assets, net	12,369	9,828
Other assets	816	—
Intangibles, net	83,640	56,554

Total assets	$452,238	$396,016

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$140,435	$116,148
Other current liabilities	28,463	24,806

	168,898	140,954

Deferred income taxes	722	722

Commitments and contingencies (note 6)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 55,000,000 shares authorized, 7,093,922 and 7,211,815 issued and outstanding, respectively	71	72
Class B, $0.01 par value, 180,000,000 shares authorized, 38,303,396 and 38,185,503 issued, respectively	383	382
Additional paid in capital	186,485	182,818
Retained earnings	113,816	93,487

	300,755	276,759
Less: Class B Common stock in treasury (at cost), 1,407,181 and 1,739,474 shares, respectively	(18,137)	(22,419)

Total shareholders’ equity	282,618	254,340

Total liabilities and shareholders’ equity	$452,238	$396,016

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s omitted)
(unaudited)

	Six-month period ended June 29, 2002	Six-month period ended June 30, 2001
Cash flow from operating activities:
Net income	$20,329	$11,800
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	1,303	1,455
Provision for doubtful accounts	1,350	4,654
Tax benefit from stock option exercises	521	9,357
Impairment of investment	—	2,019
Loss on disposal of fixed assets	—	16
Change in assets and liabilities, net of acquisitions:
Receivables	(27,380)	(8,779)
Finished goods inventory	(14,421)	1,967
Accounts payable	23,411	1,861
Other current assets and liabilities	(6,612)	(6,473)

Net cash provided (used) by operating activities	(1,499)	17,877

Cash flow from investing activities:
Sales, net of purchases, of marketable securities	32,576	3,015
Purchases of fixed assets	(3,763)	(861)
Increase in other assets	(1,225)	(113)
Acquisition of businesses, net of cash acquired	(26,327)	(28,895)

Net cash provided (used) by investing activities	1,261	(26,854)

Cash flow from financing activities:
Proceeds from stock option exercises	2,428	7,730
Payments for purchase of treasury stock	—	(365)

Net cash provided by financing activities	2,428	7,365

Net increase (decrease) in cash	2,190	(1,612)
Cash and cash equivalents at beginning of period	32,758	50,057

Cash and cash equivalents at end of period	$34,948	$48,445

Supplemental non-cash investing and financing activities:
Acquisition liabilities	$6,470	$4,440
Stock issued in connection with acquisition	$5,000	$—

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements for the three-month and six-month periods ended June 29, 2002 and June 30, 2001 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

2.    A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the three-month and six-month periods ended June 29, 2002 and June 30, 2001:

	Six-month period ended June 29, 2002	Six-month period ended June 30, 2001	Three-month period ended June 29, 2002	Three-month period ended June 30, 2001
	(000’s omitted)
Weighted average number of Class A and Class B Common shares outstanding used as the denominator in the basic earnings per share calculation	43,873	43,423	43,976	43,666
Additional shares assuming exercise of dilutive stock options	782	1,401	723	1,384

Weighted average number of Class A and Class B Common and equivalent shares used as the denominator in the diluted earnings per share calculation	44,655	44,824	44,699	45,050

Options to purchase 2.9 million and 183,000 shares with exercise prices greater than the average market prices of common stock were outstanding at June 29, 2002 and June 30, 2001, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

3.    The Company has classified all of its investments in marketable securities as available-for-sale. These investments are stated at fair value, with any unrealized holding gains or losses, net of tax, included as a component of shareholders’ equity until realized. The cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Interest income is included as a component of current earnings. Investments with an original maturity of less than three months are included as cash equivalents.

At June 29, 2002 and December 29, 2001 all of the Company’s investments in marketable securities were investment-grade government and corporate debt instruments. These investments had a fair value of approximately $92.9 million (which includes approximately $31.3 million classified as cash equivalents) and $122.3 million (which includes approximately $28.1 million classified as cash equivalents) at June 29, 2002 and December 29, 2001, respectively. The amortized cost of available-for-sale securities approximated their market value at June 29, 2002 and December 29, 2001. There were no significant unrealized holding gains or losses at June 29, 2002 or December 29, 2001 and all of the investments mature within one year from those dates. Certain investments were disposed of prior to maturity during the three-month and six-month periods ended June 29, 2002. These disposals did not result in material gross realized gains or losses. No investments were disposed of prior to maturity during the three-month and six-month periods ended June 30, 2001.

PRIORITY HEALTHCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on December 30, 2001. The Company expects that the adoption of these accounting standards will have the impact of reducing amortization of goodwill and intangibles expense by approximately $1.8 million annually commencing December 30, 2001; however, impairment reviews may result in future periodic write-downs. No impairment was identified during the three-month and six-month periods ended June 29, 2002. Amortization expense related to customer lists was $25,000 and $50,000 for the three-month and six-month periods ended June 29, 2002, respectively.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. A reconciliation of previously reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

	Six-month period ended June 29, 2002	Six-month period ended June 30, 2001	Three-month period ended June 29, 2002	Three-month period ended June 30, 2001
	(000’s omitted, except share data)
Reported net earnings	$20,329	$11,800	$10,710	$3,067
Add back: Goodwill amortization	—	445	—	320

Adjusted net earnings	$20,329	$12,245	$10,710	$3,387

Basic earnings per share:
Reported net earnings	$.46	$.27	$.24	$.07
Goodwill amortization	—	.01	—	.01

Adjusted net earnings	$.46	$.28	$.24	$.08

Diluted earnings per share:
Reported net earnings	$.46	$.26	$.24	$.07
Goodwill amortization	—	.01	—	.01

Adjusted net earnings	$.46	$.27	$.24	$.08

5.    On March 11, 2002 the Company completed an acquisition of the majority of the operating assets of Hemophilia of the Sunshine State (“HOSS”), the leading provider of hemophilia products and services in the State of Florida. Pursuant to the Asset Purchase Agreement, the Company will pay approximately $24.4 million in cash and $5.0 million in the Company’s Class B Common Stock (approximately $19.1 million in cash and $5.0 million in the Company’s Class B Common Stock has been paid as of June 29, 2002) for the majority of the operating assets, net of certain assumed liabilities, of HOSS. In addition, if HOSS achieves certain predetermined financial results during the two fiscal years ending December 28, 2002 and January 3, 2004, the Company will make additional payments. The acquisition was accounted for under the purchase method of accounting resulting in goodwill of approximately $25.0 million. On March 11, 2002, HOSS’s receivables were approximately $2.9 million, finished goods inventory were approximately $2.4 million, fixed assets were approximately $36,000 and accounts payable were approximately $876,000. The results of operations of HOSS are included in the Company’s consolidated financial statements subsequent to the date of

PRIORITY HEALTHCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition. The results of operations of HOSS prior to the date of acquisition would not have been material to the results of the Company for the periods presented in these financial statements.

On June 29, 2002, other current assets includes a $9.8 million receivable, primarily for inventory advances, due from AdvancePriority SpecialtyRx, the Company’s 49% owned joint venture which was formed in June 2001. During the three-month and six-month periods ended June 29, 2002, the results of operations of the joint venture were not material to the results of the Company. On June 29, 2002, other assets totaled $816,000 and represented the Company’s total investment in the joint venture, net of losses incurred to date.

6.    IV-1, Inc. (“IV-1”) and IV-One Services, Inc. (“IV-One Services”) have been named as defendants in a second amended counterclaim filed by Amgen, Inc. (“Amgen”) on May 14, 1996, in the Circuit Court of the Eighteenth Judicial District of Seminole County, Florida. Amgen has asserted that these entities tortiously interfered with a license agreement (the “License Agreement”) between Amgen and Ortho Pharmaceutical Corporation (“Ortho”). Pursuant to this agreement, Amgen licensed Ortho to sell EPO for use in the treatment of non-dialysis patients, while Amgen reserved the exclusive right to sell EPO for use in the treatment of dialysis patients. Amgen has asserted that, prior to the purchase of IV-1 and IV-One Services by the Company, these entities induced Ortho to sell EPO to them for resale in the dialysis market in contravention of the License Agreement. Amgen has also alleged that IV-1 and IV-One Services were involved in a civil conspiracy to circumvent the terms of the License Agreement to allow the resale of EPO to the dialysis market. Furthermore, Amgen has asserted unfair competition claims against IV-1, including that IV-1 manufactured and distributed unapproved prefilled syringes of EPO and another product manufactured by Amgen in container systems unapproved by Amgen. Amgen did not specify a time frame for the acts complained of in the civil conspiracy and unfair competition allegations. In each count, Amgen has demanded an unspecified amount of compensatory damages, including costs and interest.

The Company believes that the sellers of IV-1, IV-One Services and Charise Charles, Ltd., Inc. (“Charise Charles”) are contractually obligated to provide legal defense and to indemnify the Company for any losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company’s results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company’s business, financial condition and results of operations. As of June 29, 2002, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification. In addition, Amgen is one of the Company’s largest suppliers. Consequently, this litigation presents the risk of adversely affecting the Company’s business relationship with Amgen, which could have a material adverse effect on the Company.

The Company is also subject to ordinary and routine litigation incidental to its business, none of which is expected to be material to the Company’s results of operations, financial condition, or cash flows.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue Recognition—Revenues are recognized when products are shipped to unaffiliated customers with appropriate provisions recorded for estimated discounts and contractual allowances. Discounts and contractual allowances are estimated based on historical collections. Any differences between our estimates and actual collections are reflected in operations in the year payment is received.

Receivables—Receivables are presented net of the allowance for doubtful accounts and contractual allowances. Receivables include trade and patient account receivables and the current portion of trade receivables that have been converted to note receivables. We regularly review the adequacy of these allowances after considering the age of each outstanding receivable and the collection history.

New Accounting Pronouncements.

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted on December 30, 2001. We expect the adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles expense by approximately $1.8 million annually commencing December 30, 2001; however, impairment reviews may result in future periodic write-downs.

Results of Operations.

The following table sets forth for the periods indicated, the percentages of net sales represented by the respective financial items:

	Six-month period ended June 29, 2002	Six-month period ended June 30, 2001	Three-month period ended June 29, 2002	Three-month period ended June 30, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	88.7	88.2	88.7	89.0

Gross profit	11.3	11.8	11.3	11.0

Selling, general and administrative	5.5	6.7	5.4	7.8
Depreciation and amortization	.2	.4	.2	.5

Earnings from operations	5.6	4.7	5.7	2.7

Impairment of investment	—	.5	—	1.0
Interest income	(.3)	(.9)	(.2)	(.8)

Earnings before income taxes	5.8	5.1	5.9	2.4

Provision for income taxes	2.2	1.9	2.2	.9

Net earnings	3.6%	3.2%	3.7%	1.5%

Net sales increased to $557.5 million in the first six months of 2002 from $368.9 million in the first six months of 2001, an increase of 51%. Net sales increased to $291.0 million in the three months ended June 29, 2002, from $200.6 million in the three months ended June 30, 2001, an increase of 45%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of Freedom Drug effective January 20, 2001, Physicians Formulary effective April 2, 2001, InfuRx effective October 26, 2001 and HOSS effective March 11, 2002 and inflationary price increases. The additional net sales attributed to the acquisitions of Freedom Drug, Physicians Formulary, InfuRx and HOSS in the first six months of 2002 (prior to January 20, 2002 for Freedom Drug and prior to April 2, 2002 for Physicians Formulary) represented approximately 7% of the total net sales in the first six months of 2002. The additional net sales attributed to the acquisitions of InfuRx and HOSS in the three months ended June 29, 2002 represented approximately 5% of the total net sales in the three months ended June 29, 2002.

Gross profit increased to $62.7 million in the first six months of 2002 from $43.6 million in the first six months of 2001, an increase of 44%. Gross profit as a percentage of net sales decreased in the first six months of 2002 to 11.3% from 11.8% in the first six months of 2001. Gross profit increased to $32.9 million in the three months ended June 29, 2002, from $22.0 million in the three months ended June 30, 2001, an increase of 50%. Gross profit as a percentage of net sales increased in the three months ended June 29, 2002, to 11.3% from 11.0% in the three months ended June 30, 2001. The increase in gross profit reflected increased sales and the acquisitions of Freedom Drug, Physicians Formulary, InfuRx and HOSS. The decrease in gross profit as a percentage of net sales in the first six months of 2002 from the first six months of 2001 was primarily attributable to changing payor reimbursement patterns, as the use of Prescription Benefit Management Plans increased and reimbursement from Major Medical Plans for certain prescribed drugs decreased, and the change in sales mix, as lower margin products experienced increased sales. The increase in gross profit as a percentage of net sales in the three months ended June 29, 2002 from the three months ended June 30, 2001 was primarily attributable to the stabilization of the changing payor reimbursement patterns and the change in sales mix, as higher margin products experienced increased sales. Competition continues to exert pressure on margins.

Selling, general and administrative (“SGA”) expense increased to $30.4 million in the first six months of 2002 from $24.6 million in the first six months of 2001, an increase of 24%. SGA expense as a percentage of net sales decreased to 5.5% in the first six months of 2002 from 6.7% in the first six months of 2001. SGA expense increased to $15.8 million in the three months ended June 29, 2002, from $15.7 million in the three months ended June 30, 2001, an increase of 1%. SGA expense as a percentage of net sales decreased in the three months ended June 29, 2002, to 5.4% from 7.8% in the three months ended June 30, 2001. The increases in SGA expense reflected the growth in our business, start up costs related to new business relationships with drug manufacturers, significant premium increases for property and liability insurance and the acquisitions of Freedom Drug, Physicians Formulary, InfuRx and HOSS. The increases in SGA expense were partially offset by larger bad debt charges in 2001. The decreases in SGA expense as a percentage of net sales resulted from the 2001 bad debt charges, netted with the 2002 start up costs related to new business relationships with drug manufacturers, significant premium increases for property and liability insurance and increased costs attributable to providing more clinically oriented services. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

Depreciation and amortization (“D&A”) decreased to $1.3 million in the first six months of 2002 from $1.5 million in the first six months of 2001, a decrease of 10%. D&A decreased to $657,000 in the three months ended June 29, 2002, from $926,000 in the three months ended June 30, 2001, a decrease of 29%. The decreases in D&A were primarily the result of decreases in the amortization of goodwill and intangible assets due to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, being adopted on December 30, 2001. The decreases in amortization of goodwill and intangible assets were $725,000 in the first six months of 2002 and $519,000 in the three months ended June 29, 2002. The decreases in amortization of goodwill and intangible assets were partially offset by additional depreciation on computer hardware and software, furniture and equipment, transportation equipment, telephone equipment and leasehold improvements.

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

Interest income decreased to $1.5 million in the first six months of 2002 from $3.4 million in the first six months of 2001, a decrease of 55%. Interest income decreased to $671,000 in the three months ended June 29, 2002 from $1.5 million in the three months ended June 30, 2001, a decrease of 56%. In the first six months of 2002 we earned 2.75% on an average invested balance of $111.7 million. In the first six months of 2001 we earned 5.40% on an average invested balance of $126.3 million. In the three months ended June 29, 2002 we earned 2.86% on an average invested balance of $93.9 million. In the three months ended June 30, 2001 we earned 4.67% on an average invested balance of $131.8 million. The decrease in interest income was due to the lower average invested balances and the lower interest rates earned, which was primarily due to the eleven short term interest rate cuts during 2001. In the three-month and six-month periods ended June 29, 2002 and June 30, 2001 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

The provision for income taxes in the three-month and six-month periods ended June 29, 2002 and June 30, 2001 represented 37.5% of earnings before income taxes.

Liquidity and Capital Resources.

Net cash used by operating activities.    Our operations used $1.5 million in cash during the first six months of 2002. Receivables, net of acquisitions, increased $27.4 million during the first six months of 2002, primarily due to supporting the increase in sales, a change in the method used to collect rebates from a key vendor and the extension of credit terms to meet competitive conditions. Finished goods inventory, net of acquisitions, increased $14.4 million during the first six months of 2002 primarily to support the increase in sales, but also to take advantage of purchasing opportunities that were presented to us for certain inventory items. Accounts payable, net of acquisitions, increased $23.4 million during the first six months of 2002 to help offset the cash required to support the increases in receivables and finished goods inventory. The accounts payable increase was attributable to the timing of payments and the credit terms negotiated with vendors. Other current assets and liabilities, net of acquisitions, decreased cash by $6.6 million primarily due to advances we made to our joint venture, netted with an increase in income taxes payable. We anticipate that our operations may require cash to fund our growth. D&A totaled $1.3 million and our provision for doubtful accounts totaled $1.4 million during the first six months of 2002. We also generated $521,000 from the tax benefit related to stock option exercises during the first six months of 2002.

Net cash provided by investing activities.    During the first six months of 2002 we sold $32.6 million of marketable securities in order to finance the acquisition of HOSS, make an earn out payment related to the Freedom Drug acquisition, make a holdback payment related to the InfuRx acquisition and purchase fixed assets. Capital expenditures during the first six months of 2002 totaled $3.8 million. Primarily these purchases were for computer hardware and software, furniture and equipment and leasehold improvements. We expect that capital expenditures during the last six months of 2002 will be approximately $3.0 million and during 2003 will be approximately $5.0 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. During the first six months of 2002 other assets increased $1.2 million due to our investment in our joint venture. Effective March 11, 2002, we acquired the majority of the operating assets of HOSS, the leading provider of hemophilia products and services in the State of Florida. During the first six months of 2002 we paid $19.1 million towards the acquisition of HOSS. During the first six months of 2002 we also paid $7.2 million related to the acquisitions of Freedom Drug and InfuRx.

Net cash provided by financing activities.    During the first six months of 2002 we received proceeds of $2.4 million from stock option exercises.

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

On June 29, 2002, we had cash and cash equivalents of $34.9 million, marketable securities of $61.6 million and working capital of $186.5 million. We believe that the cash and cash equivalents, marketable securities, working capital and cash from operations will be sufficient to meet our working capital needs for at least two years.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

The information set forth in Note 6 to the Notes to Consolidated Financial Statements (unaudited) set forth elsewhere in this Report is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders.

a)  The annual meeting of the shareholders of the Company was held on May 20, 2002.

b)  The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2005:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Robert L. Myers	46,892,419	0	7,049,767	0
Donald J. Perfetto	46,896,430	0	7,045,756	0
Richard W. Roberson	52,676,539	0	1,265,647	0

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

William E. Bindley	2003
Steven D. Cosler	2003
Michael D. McCormick	2004
Thomas J. Salentine	2004

c)  Other matters voted upon and the results of the voting were as follows:

1)  The shareholders voted 53,464,052 in the affirmative and 454,151 in the negative, with 23,983 abstentions and 0 broker non-votes, to appoint PricewaterhouseCoopers LLP as auditors for the Company for 2002.

Item 5.    Other Information.

On July 17, 2002 the board of directors of the Company appointed Kathleen R. Hurtado director. The appointment filled a vacancy created by the resignation of Rebecca M. Shanahan and is for a term expiring on the date of the 2003 annual meeting of shareholders.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

None.

(b)  Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIORITY HEALTHCARE CORPORATION

By:	/s/ STEPHEN M. SAFT
Stephen M. Saft Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)
July 29, 2002