Form 10-Q
period 2002-09-28
PRIORITY HEALTHCARE CORP
filed 2002-10-31
CIK 1037975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to

Commission file number 000-23249

PRIORITY HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-1927379 (I.R.S. Employer Identification No.)

250 Technology Park, Suite 124 Lake Mary, Florida (Address of principal executive offices)	32746 (Zip Code)

Registrant’s telephone number, including area code:  (407) 804-6700

No Change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of October 23, 2002, the number of shares outstanding of each of the issuer’s classes of common stock were as follows:

Class A Common Stock – 6,966,272

Class B Common Stock – 36,484,778

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
(000’s omitted, except share data)
(unaudited)

	Nine-month period ended September 28, 2002	Nine-month period ended September 29, 2001	Three-month period ended September 28, 2002	Three-month period ended September 29, 2001
Net sales	$863,465	$578,648	$306,009	$209,724
Cost of products sold	765,401	511,890	270,671	186,542

Gross profit	98,064	66,758	35,338	23,182
Selling, general and administrative expense	46,892	35,927	16,458	11,293
Depreciation and amortization	1,980	2,408	677	953

Earnings from operations	49,192	28,423	18,203	10,936
Impairment of investment	—	2,019	—	—
Interest income	(2,046)	(4,803)	(508)	(1,391)

Earnings before income taxes	51,238	31,207	18,711	12,327
Provision for income taxes	19,214	11,703	7,016	4,623

Net earnings	$32,024	$19,504	$11,695	$7,704

Earnings per share:
Basic	$.73	$.45	$.27	$.18
Diluted	$.72	$.44	$.27	$.17
Weighted average shares outstanding:
Basic	43,781,392	43,513,940	43,597,491	43,695,832
Diluted	44,447,572	44,652,014	44,032,375	44,307,367

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED BALANCE SHEETS
(000’s omitted, except share data)

	(unaudited) September 28, 2002	December 29, 2001
ASSETS:
Current assets:
Cash and cash equivalents	$37,931	$32,758
Marketable securities	38,666	94,166
Receivables, less allowance for doubtful accounts of $4,815 and $3,239, respectively	156,272	118,342
Finished goods inventory	79,632	74,058
Deferred income taxes	2,165	2,165
Other current assets	13,857	8,145

	328,523	329,634
Fixed assets, net	13,866	9,828
Intangibles and other assets, net	88,417	56,554

Total assets	$430,806	$396,016

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$118,537	$116,148
Other current liabilities	29,016	24,806

	147,553	140,954

Deferred income taxes	722	722

Commitments and contingencies (note 6)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 55,000,000 shares authorized, 6,972,098 and 7,211,815 issued and outstanding, respectively	70	72
Class B, $0.01 par value, 180,000,000 shares authorized, 38,425,220 and 38,185,503 issued, respectively	384	382
Additional paid in capital	186,624	182,818
Retained earnings	125,511	93,487

	312,589	276,759
Less: Class B Common stock in treasury (at cost), 1,954,951 and 1,739,474 shares, respectively	(30,058)	(22,419)

Total shareholders’ equity	282,531	254,340

Total liabilities and shareholders’ equity	$430,806	$396,016

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s omitted)
(unaudited)

	Nine-month period ended September 28, 2002	Nine-month period ended September 29, 2001
Cash flow from operating activities:
Net income	$32,024	$19,504
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,980	2,408
Provision for doubtful accounts	1,749	4,803
Tax benefit from stock option exercises	892	9,463
Impairment of investment	—	2,019
Loss on disposal of fixed assets	—	25
Deferred income taxes	—	1,446
Change in assets and liabilities, net of acquisitions:
Receivables	(36,789)	(9,812)
Finished goods inventory	(3,217)	1,391
Accounts payable	1,513	4,632
Other current assets and liabilities	8,688	(2,945)

Net cash provided by operating activities	6,840	32,934

Cash flow from investing activities:
Sales, net of purchases, (purchases, net of sales), of marketable securities	55,500	(14,235)
Purchases of fixed assets	(5,912)	(3,724)
Increase in other assets	(8,649)	(122)
Acquisition of businesses, net of cash acquired	(32,881)	(28,895)

Net cash provided (used) by investing activities	8,058	(46,976)

Cash flow from financing activities:
Proceeds from stock option exercises	3,465	8,062
Payments for purchase of treasury stock	(13,190)	(365)

Net cash provided (used) by financing activities	(9,725)	7,697

Net increase (decrease) in cash	5,173	(6,345)
Cash and cash equivalents at beginning of period	32,758	50,057

Cash and cash equivalents at end of period	$37,931	$43,712

Supplemental non-cash investing and financing activities:
Acquisition liabilities	$1,176	$4,440
Stock issued in connection with acquisition	5,000	—
Purchase of treasury stock	—	3,674

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements for the three-month and nine-month periods ended September 28, 2002 and September 29, 2001 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

2.  A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the three-month and nine-month periods ended September 28, 2002 and September 29, 2001:

	Nine-month period ended September 28, 2002	Nine-month period ended September 29, 2001	Three-month period ended September 28, 2002	Three-month period ended September 29, 2001
	(000’s omitted)
Weighted average number of Class A and Class B Common shares outstanding used as the denominator in the basic earnings per share calculation	43,781	43,514	43,597	43,696
Additional shares assuming exercise of dilutive stock options	667	1,138	435	611

Weighted average number of Class A and Class B Common and equivalent shares used as the denominator in the diluted earnings per share calculation	44,448	44,652	44,032	44,307

Options to purchase 2.9 million and 2.1 million shares with exercise prices greater than the average market prices (for the three-month periods ended September 28, 2002 and September 29, 2001) of common stock were outstanding at September 28, 2002 and September 29, 2001, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would have been anti-dilutive.

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

At September 28, 2002 and December 29, 2001 all of the Company’s investments in marketable securities were investment-grade government and corporate debt instruments. These investments had a fair value of approximately $73.2 million (which included approximately $34.6 million classified as cash equivalents) and $122.3 million (which included approximately $28.1 million classified as cash equivalents) at September 28, 2002 and December 29, 2001, respectively. The amortized cost of available-for-sale securities approximated their market value at September 28, 2002 and December 29, 2001. There were no significant unrealized holding gains or losses at September 28, 2002 or December 29, 2001 and all of the investments mature within one year from those dates. Certain investments were disposed of prior to maturity during the three-month and nine-month periods ended September 28, 2002. These disposals did not result in material gross realized gains or losses. No investments were disposed of prior to maturity during the three-month and nine-month periods ended September 29, 2001.

4.  In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles were evaluated against this new criteria during the nine-month period ended September 28, 2002. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. During the nine-month period ended September 28, 2002, goodwill and certain intangibles were not amortized into results of operations, but instead were reviewed for impairment and will be written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on December 30, 2001. The adoption of these accounting standards will have the impact of reducing amortization of goodwill and intangibles expense by approximately $1.8 million annually commencing December 30, 2001; however, impairment reviews may result in future periodic write-downs. No impairment was identified during the nine-month period ended September 28, 2002. Amortization expense related to customer lists was $25,000 and $75,000 for the three-month and nine-month periods ended September 28, 2002, respectively.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. A reconciliation of previously reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, follows:

	Nine-month period ended September 28, 2002	Nine-month period ended September 29, 2001	Three-month period ended September 28, 2002	Three-month period ended September 29, 2001
	(000’s omitted, except share data)
Reported net earnings	$32,024	$19,504	$11,695	$7,704
Add back: Goodwill amortization	—	770	—	325

Adjusted net earnings	$32,024	$20,274	$11,695	$8,029

Basic earnings per share:
Reported net earnings	$.73	$.45	$.27	$.18
Goodwill amortization	—	.02	—	.00

Adjusted net earnings	$.73	$.47	$.27	$.18

Diluted earnings per share:
Reported net earnings	$.72	$.44	$.27	$.17
Goodwill amortization	—	.01	—	.01

Adjusted net earnings	$.72	$.45	$.27	$.18

5.  On March 11, 2002 the Company completed an acquisition of the majority of the operating assets of Hemophilia of the Sunshine State (“HOSS”), the leading provider of hemophilia products and services in the State of Florida. Pursuant to the Asset Purchase Agreement, the Company paid approximately $24.2 million in cash and $5.0 million in the Company’s Class B Common Stock for the majority of the operating assets, net of certain assumed liabilities, of HOSS. In addition, if HOSS achieves certain predetermined financial results during the two fiscal years ending December 28, 2002 and January 3, 2004, the Company will make additional payments. The acquisition was accounted for under the purchase method of accounting resulting in goodwill of approximately $25.1 million. On March 11, 2002, HOSS’s receivables were approximately $2.9 million, finished goods inventory were approximately $2.4 million, fixed assets were approximately $36,000 and accounts payable were approximately $876,000. The results of operations of HOSS are included in the

Company’s consolidated financial statements subsequent to the date of acquisition. The results of operations of HOSS prior to the date of acquisition would not have been material to the results of the Company for the periods presented in these financial statements.

On September 28, 2002, other current assets included a $1.6 million receivable, primarily for inventory advances, due from AdvancePriority SpecialtyRx, the Company’s 49% owned joint venture which was formed in June 2001. During the three-month and nine-month periods ended September 28, 2002, the results of operations of the joint venture were not material to the results of the Company. On September 28, 2002, intangibles and other assets, net totaled $88.4 million and included $4.8 million which represented the Company’s total investment in and long term advances to the joint venture, net of losses incurred to date.

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

The Company believes that the sellers of IV-1, IV-One Services and Charise Charles, Ltd., Inc. (“Charise Charles”) are contractually obligated to provide legal defense and to indemnify the Company for any losses and liabilities with respect to this litigation, to the extent that the alleged acts occurred prior to the purchase of such entities by the Company. To date, the sellers have provided the legal defense for IV-1 and IV-One Services in the litigation. Indemnification from the sellers of IV-1 and IV-One Services is limited to no more than $1.5 million and indemnification from the sellers of Charise Charles is limited to no more than $2.0 million. The Company does not expect the Amgen litigation to be material to the Company’s results of operations, financial condition or cash flows; however, no assurance can be given that this litigation will not have a material adverse effect on the Company’s business, financial condition and results of operations. As of September 28, 2002, approximately $161,000 of charges have been incurred on behalf of the sellers for claims for indemnification. In addition, Amgen is one of the Company’s three largest suppliers. Consequently, this litigation presents the risk of adversely affecting the Company’s business relationship with Amgen, which could have a material adverse effect on the Company.

The Company is also subject to ordinary and routine litigation incidental to its business, none of which is expected to be material to the Company’s results of operations, financial condition, or cash flows.

7.  The impairment of investment charge of $2.0 million in 2001 related to writing off an external internet investment in Cytura Corporation. The Company considered continuing operating losses and significant changes in the technology industry to be its primary indicators of impairment. Fair market value was estimated based on valuations derived from recent sales of equity interests in Cytura.

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

Revenue Recognition—Revenues are recognized when products are shipped to unaffiliated customers with appropriate provisions recorded for estimated discounts and contractual allowances. Discounts and contractual allowances are estimated based on historical collections. Any differences between our estimates and actual collections are reflected in operations in the period payment is received.

Receivables—Receivables are presented net of the allowance for doubtful accounts and contractual allowances. Receivables include trade and patient account receivables and the current portion of trade receivables that have been converted to note receivables. We regularly review the adequacy of these allowances after considering the age of each outstanding receivable and the collection history.

New Accounting Pronouncements.

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles were evaluated against this new criteria during the nine-month period ended September 28, 2002. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. During the nine-month period ended September 28, 2002, goodwill and certain intangibles were not amortized into results of operations, but instead were reviewed for impairment and will be written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted on December 30, 2001. The adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles expense by approximately $1.8 million annually commencing December 30, 2001; however, impairment reviews may result in future periodic write-downs.

Results of Operations.

The following table sets forth for the periods indicated, the percentages of net sales represented by the respective financial items:

	Nine-month period ended September 28, 2002	Nine-month period ended September 29, 2001	Three-month period ended September 28, 2002	Three-month period ended September 29, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	88.6	88.5	88.5	88.9

Gross profit	11.4	11.5	11.5	11.1
Selling, general and administrative	5.4	6.2	5.4	5.4
Depreciation and amortization	.2	.4	.2	.5

Earnings from operations	5.7	4.9	5.9	5.2
Impairment of investment	—	.3	—	—
Interest income	(.2)	(.8)	(.2)	(.7)

Earnings before income taxes	5.9	5.4	6.1	5.9
Provision for income taxes	2.2	2.0	2.3	2.2

Net earnings	3.7%	3.4%	3.8%	3.7%

Net sales increased to $863.5 million in the first nine months of 2002 from $578.6 million in the first nine months of 2001, an increase of 49%. Net sales increased to $306.0 million in the three months ended September 28, 2002, from $209.7 million in the three months ended September 29, 2001, an increase of 46%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of Freedom Drug effective January 20, 2001, Physicians Formulary effective April 2, 2001, InfuRx effective October 26, 2001 and HOSS effective March 11, 2002 and inflationary price increases. The additional net sales attributed to the acquisitions of Freedom Drug, Physicians Formulary, InfuRx and HOSS in the first nine months of 2002 (prior to January 20, 2002 for Freedom Drug and prior to April 2, 2002 for Physicians Formulary) represented approximately 6% of the total net sales in the first nine months of 2002. The additional net sales attributed to the acquisitions of InfuRx and HOSS in the three months ended September 28, 2002 represented approximately 4% of the total net sales in the three months ended September 28, 2002.

Gross profit increased to $98.1 million in the first nine months of 2002 from $66.8 million in the first nine months of 2001, an increase of 47%. Gross profit as a percentage of net sales decreased in the first nine months of 2002 to 11.4% from 11.5% in the first nine months of 2001. Gross profit increased to $35.3 million in the three months ended September 28, 2002, from $23.2 million in the three months ended September 29, 2001, an increase of 52%. Gross profit as a percentage of net sales increased in the three months ended September 28, 2002, to 11.5% from 11.1% in the three months ended September 29, 2001. The increase in gross profit reflected increased sales and the acquisitions of Freedom Drug, Physicians Formulary, InfuRx and HOSS. The decrease in gross profit as a percentage of net sales in the first nine months of 2002 from the first nine months of 2001 was primarily attributable to changing payor reimbursement patterns, as the use of Prescription Benefit Management Plans increased and reimbursement from Major Medical Plans for certain prescribed drugs decreased, and the change in sales mix, as lower margin products experienced increased sales. The increase in gross profit as a percentage of net sales in the three months ended September 28, 2002 from the three months ended September 29, 2001 was primarily attributable to the stabilization of the changing payor reimbursement patterns and the change in sales mix, as higher margin products experienced increased sales. Competition continues to exert pressure on margins.

Selling, general and administrative (“SGA”) expense increased to $46.9 million in the first nine months of 2002 from $35.9 million in the first nine months of 2001, an increase of 31%. SGA expense as a percentage of net sales decreased to 5.4% in the first nine months of 2002 from 6.2% in the first nine months of 2001. SGA expense increased to $16.5 million in the three months ended September 28, 2002, from $11.3 million in the three months ended September 29, 2001, an increase of 46%. SGA expense as a percentage of net sales remained the same at 5.4% comparing the three months ended September 28, 2002 to the three months ended September 29, 2001. The increases in SGA expense reflected the growth in our business, start up costs related to new business relationships with drug manufacturers, significant premium increases for property and liability insurance and the acquisitions of Freedom Drug, Physicians Formulary, InfuRx and HOSS. The increase in SGA expense in the first nine months of 2002 was partially offset by larger bad debt charges in 2001. The decrease in SGA expense as a percentage of net sales in the first nine months of 2002 resulted from the 2001 bad debt charges, netted with the 2002 start up costs related to new business relationships with drug manufacturers, significant premium increases for property and liability insurance and increased costs attributable to providing more clinically oriented services. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

Depreciation and amortization (“D&A”) decreased to $2.0 million in the first nine months of 2002 from $2.4 million in the first nine months of 2001, a decrease of 18%. D&A decreased to $677,000 in the three months ended September 28, 2002, from $953,000 in the three months ended September 29, 2001, a decrease of 29%. The decreases in D&A were primarily the result of decreases in the amortization of goodwill and intangible assets due to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, being adopted on December 30, 2001. The decreases in amortization of goodwill and intangible assets were $1.2 million in the first nine months of 2002 and $524,000 in the three months ended September 28, 2002. The decreases in amortization of goodwill and intangible assets were partially offset by additional depreciation on computer hardware and software, furniture and equipment, transportation equipment, telephone equipment and leasehold improvements.

The impairment of investment charge of $2.0 million in 2001 related to writing off our external internet investment in Cytura Corporation. Management considered continuing operating losses and significant changes in the technology industry to be its primary indicators of impairment. Fair market value was estimated based on valuations derived from recent sales of equity interests in Cytura.

Interest income decreased to $2.0 million in the first nine months of 2002 from $4.8 million in the first nine months of 2001, a decrease of 57%. Interest income decreased to $508,000 in the three months ended September 28, 2002 from $1.4 million in the three months ended September 29, 2001, a decrease of 63%. In the first nine months of 2002 we earned 2.68% on an average invested balance of $101.8 million. In the first nine months of 2001 we earned 4.83% on an average invested balance of $132.6 million. In the three months ended September 28, 2002 we earned 2.35% on an average invested balance of $86.6 million. In the three months ended September 29, 2001 we earned 4.27% on an average invested balance of $130.3 million. The decrease in interest income was due to the lower average invested balances and the lower interest rates earned, which was primarily due to the eleven short term interest rate cuts during 2001. In the three-month and nine-month periods ended September 28, 2002 and September 29, 2001 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

The provision for income taxes in the three-month and nine-month periods ended September 28, 2002 and September 29, 2001 represented 37.5% of earnings before income taxes.

Liquidity and Capital Resources.

Net cash provided by operating activities.    Our operations generated $6.8 million in cash during the first nine months of 2002. Receivables, net of acquisitions, increased $36.8 million during the first nine months of 2002 primarily due to supporting the increase in sales, a change in the process used to collect rebates from a key vendor and the extension of credit terms to meet competitive conditions. Finished goods inventory, net of acquisitions, increased $3.2 million during the first nine months of 2002 primarily to support the increase in sales, but also to take advantage of purchasing opportunities that were presented to us for certain inventory items. Accounts payable, net of acquisitions, increased $1.5 million during the first nine months of 2002 to help offset the cash required to support the increase in receivables and finished goods inventory. The accounts payable increase was attributable to the increase in finished goods inventory, the timing of payments and the credit terms negotiated with vendors. Other current assets and liabilities, net of acquisitions, generated $8.7 million of cash primarily due to the increase in income taxes payable for taxes that are required to be paid in the future and collecting some advances we made to our joint venture. We anticipate that our operations may require the use of currently available cash and marketable securities to fund our growth. D&A totaled $2.0 million and our provision for doubtful accounts totaled $1.7 million during the first nine months of 2002. We also generated $892,000 from the tax benefit related to stock option exercises during the first nine months of 2002.

Net cash provided by investing activities.    During the first nine months of 2002, we sold $55.5 million of marketable securities primarily to finance the acquisition of HOSS, make an earn out payment related to the Freedom Drug acquisition, make a holdback payment related to the InfuRx acquisition, purchase treasury stock, invest in and make long term advances to our joint venture and purchase fixed assets. Capital expenditures during the first nine months of 2002 totaled $5.9 million. Primarily these purchases were for computer hardware and software, furniture and equipment and leasehold improvements. We expect that capital expenditures during the last three months of 2002 will be approximately $1.5 million and during 2003 will be approximately $5.0 to $7.0 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. During the first nine months of 2002 other current assets and other assets increased $8.6 million primarily due to investing in and making long term advances to our joint venture and making an additional deposit with a major supplier to generate better pricing. Effective March 11, 2002, we acquired the majority of the operating assets of HOSS, the leading provider of hemophilia products and services in the State of Florida. During the first nine months of 2002 we paid $24.4 million towards the acquisition of HOSS. During the first nine months of 2002 we also paid $8.5 million related to the acquisitions of Freedom Drug and InfuRx.

Net cash used by financing activities.    During the first nine months of 2002, we received proceeds of $3.5 million from stock option exercises. Also during the first nine months of 2002, we purchased treasury stock for $13.2 million.

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

On September 28, 2002, we had cash and cash equivalents of $37.9 million, marketable securities of $38.7 million and working capital of $181.0 million. We believe that the cash and cash equivalents, marketable securities, working capital and cash from operations will be sufficient to meet our working capital needs for at least two years.

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

Item 4.    Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

The information set forth in Note 6 to the Notes to Consolidated Financial Statements (unaudited) set forth elsewhere in this Report is incorporated herein by reference.

Item 5.    Other Information.

The Audit Committee of our Board of Directors has approved the following non-audit services to be performed for us by our independent accountants, PricewaterhouseCoopers LLP:

Tax return review.

Tax planning.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits:

10-N	Form of Restricted Stock Agreement between the Registrant and each of Guy F. Bryant, Steven D. Cosler, Donald J. Perfetto, Stephen M. Saft, Rebecca M. Shanahan and William M. Woodard.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIORITY HEALTHCARE CORPORATION

By:	/s/ STEPHEN M. SAFT
Stephen M. Saft Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

October 31, 2002

CERTIFICATIONS

I, Steven D. Cosler, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Priority Healthcare Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN D. COSLER
Steven D. Cosler President and Chief Executive Officer

Date:  October 31, 2002

I, Stephen M. Saft, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Priority Healthcare Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEPHEN M. SAFT
Stephen M. Saft Chief Financial Officer and Treasurer

Date:  October 31, 2002