Form 10-K
period 2002-12-28
PRIORITY HEALTHCARE CORP
filed 2003-03-28
CIK 1037975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

$878,025,871

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock on June 29, 2002 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are “affiliates”).

6,817,127

Number of shares of Class A Common Stock, $.01 par value, outstanding at  March 17, 2003.

36,712,363

Number of shares of Class B Common Stock, $.01 par value, outstanding at  March  17, 2003.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:

PART OF FORM 10-K INTO WHICH
IDENTITY OF DOCUMENT	DOCUMENT IS INCORPORATED
Definitive Proxy Statement for the Annual	PART III
Meeting of Shareholders
to be held May 19, 2003

PRIORITY HEALTHCARE CORPORATION
Lake Mary, Florida

Annual Report to Securities and Exchange Commission
December 28, 2002

PART I

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

ITEM 1.	BUSINESS.

Background

          Priority Healthcare Corporation (“Priority” or the “Company”) was formed by Bindley Western Industries, Inc. (“BWI”) on June 23, 1994 as an Indiana corporation to focus on the distribution of products and provision of services to the specialty distribution segment of the healthcare industry. The Company conducts the business activities of specialty pharmacy and distribution healthcare companies acquired by BWI or the Company in eleven transactions since February 1993. The principal executive offices of the Company are located at 250 Technology Park, Suite 124, Lake Mary, Florida 32746 and its telephone number at that address is (407) 804-6700. On October 29, 1997, the Company consummated an initial public offering of its Class B Common Stock (the “IPO”).  On December 31, 1998, BWI distributed to its common shareholders all of the 30,642,858 shares of the Company’s Class A Common Stock then owned by BWI in a spin-off transaction and BWI no longer has any ownership interest in the Company.  Unless otherwise indicated, “Priority” and the “Company” refer to Priority Healthcare Corporation and its subsidiaries, and “BWI” refers to Bindley Western Industries, Inc. and its subsidiaries other than the Company.

          The Company makes available free of charge on or through its Internet website at www.priorityhealthcare.com its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Acquisitions

          Over the last five years, the Company has completed the following acquisitions:  On April 12, 1999, the Company acquired substantially all of the assets of Pharmacy Plus, Ltd. (“Pharmacy Plus”), a specialty pharmacy located in Philadelphia, Pennsylvania.   On September 2, 1999, the Company acquired substantially all of the assets of Monitors Unlimited, Inc. (“Monitors Unlimited”), a distributor in the oral surgery market located in Miamisburg, Ohio.  On January 20, 2001, the Company acquired substantially all of the assets of three related companies doing business as Freedom Drug (“Freedom Drug”), the nation’s leading infertility specialty pharmacy, located in Lynnfield, Massachusetts and Stratham, New Hampshire.  Effective March 31, 2001, the Company acquired substantially all of the assets of Physicians Formulary International, Inc. (“Physicians Formulary”), a distributor in the outpatient surgery center market located in Phoenix, Arizona.  Effective October 26, 2001, the Company acquired substantially all of the assets of Chesapeake Infusion LLC, doing business as InfuRx (“InfuRx”), a specialty pharmacy located in New Castle, Delaware and Memphis, Tennessee.  On March 11, 2002, the Company acquired substantially all of the assets of Hemophilia of the Sunshine State (“HOSS”), the leading provider of hemophilia products and services in the State of Florida, located in Oldsmar, Florida.

General

          Priority is a national specialty pharmacy and distributor that provides biopharmaceuticals, complex therapies and related disease treatment programs and services to individuals with chronic diseases. The Company sells over 5,000 SKUs of specialty pharmaceuticals and medical supplies to outpatient renal care centers and office-based physicians in oncology and other physician specialty markets. Priority offers value-added services to meet the specific needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures, offering automated order entry services and offering customized distribution for group accounts. From distribution centers in Sparks, Nevada and Grove City, Ohio, Priority services over 4,000 customers in all 50 states, including office-based oncologists, renal dialysis clinics, ambulatory surgery centers and primary care physicians.

          The Company also fills individual patient prescriptions, primarily for self-administered biopharmaceuticals. These patient-specific prescriptions are filled at licensed pharmacies in Lake Mary, Florida, Byfield, Massachusetts, New Castle, Delaware, Memphis, Tennessee, Oldsmar, Florida and New York, New York and are shipped directly to the patient overnight in specialized packages. Priority also provides disease treatment programs for hepatitis, cancer, infertility, hemophilia, human growth hormone deficiency, rheumatoid arthritis, Crohn’s disease, respiratory syncytial virus (RSV), infertility, pulmonary hypertension, pain management, multiple sclerosis and others.

          Priority’s net sales have increased from $107 million in 1994 to $1.2 billion in 2002. In the same period, operating income has increased from $2.3 million in 1994 to $67.1 million in 2002.  The Company’s objective is to continue to grow rapidly and enhance its market position as a leading healthcare company by capitalizing on its business strengths and pursuing the following strategy: (i) continue to focus on further penetrating the specialty distribution market; (ii) accelerate growth of its patient-specific specialty pharmacy business by leveraging relationships with existing distribution customers, payors and other referring physicians; (iii) enter new markets through new manufacturer relationships that provide access to new products and services;  (iv) maintain intense cost control while investing in infrastructure; (v) continue to develop physician and payor networks that enhance Priority’s alliance capabilities with manufacturers; and (vi) pursue acquisitions to complement existing product offerings and further penetrate markets.

Industry and Market Overview

          Priority sells the majority of its products and services into large and growing specialty markets—oncology, gastroenterology, rheumatology, endocrinology, pulmonology, neurology, infertility and chronic renal dialysis. The Company also operates in certain areas of the vaccine, oral surgery and other chronic disease markets. The common characteristics of these markets are that most products are administered in an alternate site setting by physicians or the patients themselves and require specialized shipping and support services.

          Industry Overview. The specialty distribution market is fragmented with several public and many small private companies focusing on different product or customer niches. Few companies offer a wide range of pharmaceuticals and related supplies targeted to multiple customer groups, specifically office-based physicians and patients self-administering (injecting, infusing, or receiving therapy) at home. Historically, cancer therapy, renal dialysis and most other treatments for chronic and life-threatening medical conditions were administered almost exclusively in a hospital inpatient setting. In recent years, the frequency with which these treatments have been administered outside the hospital has increased dramatically in response to cost containment efforts and the introduction of new biopharmaceutical products, such as PEG-Intron®, Rebetol®, Pegasys®, Copegus®, Remodulin®, Actimmune®, Epogen® and many others.

          The service needs of office-based physicians and patients self-administering at home differ markedly from those of the hospital market, creating logistical challenges and increasing administrative costs for those offices. Office-based physicians and clinics generally order relatively small quantities of drugs at irregular intervals and do not have inventory management systems or sufficient pharmacy staffing. Challenges facing these caregivers include having necessary administrative and financial resources, managing relationships with multiple suppliers, managing inventories, billing patients and third-party payors, and monitoring new clinical developments. The Company believes that the shift from hospital-based to office-based or home-based therapy administration has created a significant opportunity, particularly in the oncology, gastroenterology, vaccine, infertility, rheumatology, pulmonary, neurology, respiratory, renal dialysis, hemophilia, pediatric, endocrinology, and ambulatory surgery markets. The Company is focused primarily on these markets, but is developing business in other growing markets as well.

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

          Also, according to the 2002 Wachovia Securities Equity Research report, in the United States the total number of patients living with cancer is estimated to be 8.3 million and the number of new patients developing cancer each year is estimated to be 3.0 million.  According to a 2001 survey conducted by Pharmaceutical Research and Manufacturers of America (“PhRMA”), there are 402 medicines in development for cancer, which represents over half of all the medicines in development.  In addition, the overall incidence of cancer is expected to increase as the average age of the U.S. population continues to increase. According to the National Institutes of Health (“NIH”), over 50% of all cancers are diagnosed in people age 65 or over.

          Gastroenterology. Priority operates in the gastroenterology market, principally through the sale of PEG-Intron®, Rebetol®, Pegasys® and Copegus® for the treatment of hepatitis C. According to the US Department of Health and Human Services (“Department of Health”) in 2003, an estimated 3.9 million Americans are infected with hepatitis C, of whom 2.7 million are chronically infected, and approximately 25,000 new hepatitis C infections occurred in 2001.  Also according to the Department of Health, the incidence of hepatitis C infection has declined from its peak in the 1980s. However, the Company believes the treated portion of this population is likely to increase as awareness of hepatitis disease management programs increases. According to NIH in 2003, hepatitis C is responsible for an estimated 8,000 to 10,000 deaths annually in the United States, is one of the most important causes of chronic liver disease, and liver failure from chronic hepatitis C is one of the most common reasons for liver transplants in the United States.

          Vaccine. The worldwide vaccine market was estimated to be $7 billion in 2000, and was expected to grow into a $13 billion market by 2005, according to Baxter International, Inc., one of the country’s leading medical products and services companies. According to Aventis Pasteur in 2003, a world leader in vaccine production, more than 400 million people are immunized each year and the main vaccines sold in 2001 were flu, polio, pediatric combinations and traveler’s vaccines.  Growth in the vaccine market is expected to be driven by the growth of combination pediatric vaccines, traveler’s vaccines, vaccines for adolescent protection, vaccines for the elderly and vaccines to treat chronic infectious disease and cancer.

          Infertility.  Infertility is an emotionally devastating disease that the Company estimates adversely affects approximately 15% of the couples in the United States that desire to have children.  The Company believes pharmaceutical innovations involving medications for ovulation induction treatment are enabling thousands of couples to enjoy parenthood.  Ovulation induction typically occurs over a one month period of time involving specialty pharmaceuticals requiring self administered injections and related medical supplies.  According to the Society for Assisted Reproductive Technology, there were 99,639 assisted reproductive technology cycles performed in 383 clinics during 2000, up from 87,000 cycles performed in 370 clinics during 1999.

          Rheumatology.  Rheumatoid arthritis (“RA”) is a chronic inflammatory disease that predominantly affects the joints. According to the Arthritis Foundation in 2003, RA affects 2.1 million Americans with females two to three times more likely to be affected than males.  Enbrel®, Remicade® and Humira® are the leading drugs that treat RA and the Company estimates that the market for these drugs in the United States exceeds $1 billion.

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

          There are currently three drugs approved for pulmonary hypertension.  Two of them are continuous intravenous Flolan®, a synthetic form of prostacyclin, and Tracleer™, an oral medication.  The Company has an agreement with United Therapeutics Corporation to be one of two exclusive specialty distributors for the third, Remodulin®, which has been developed as an alternative to Flolan®.  Remodulin® is a prostacyclin analogue that is administered as a continuous subcutaneous treatment and is a life long therapy.

          Other Pulmonary Diseases.  Idiopathic pulmonary fibrosis (“IPF”) is a disease characterized by acute inflammation in the lung and progressive scarring that leads to a gradual loss of lung function.  Actimmune® has shown positive results as a treatment for IPF.  Actimmune®, manufactured by InterMune, is self-administered by the IPF patient via subcutaneous injection three times a week.  According to a 2001 Adams, Harkness & Hill research report, there are approximately 50,000 people in the United States suffering from IPF which represents a market in the United States for the treatment of IPF that exceeds $1 billion.

          Neurology.  Multiple sclerosis (“MS”) is a progressive neurological disease in which the body loses the ability to transmit messages among nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death.  According to the National Multiple Sclerosis Society in 2003, MS affects approximately 400,000 people in the United States and every week about 200 more people are diagnosed.  There are currently three interferon products approved in the United States for treating persons with relapsing forms of MS, Avonex®, Rebif® and Betaseron®.  Copaxone®, an immune modulator, and Novantrone®, an immune suppressant, also treat MS.  The Company estimates that the market for MS drugs in the United States exceeds $2 billion.

          Respiratory. Respiratory syncytial virus (“RSV”) is a serious lower respiratory tract disease that primarily attacks pediatric patients.  RSV is the most common cause of pneumonia and bronchitis in infants and children and is highly contagious.  According to MedImmune in 2003, the manufacturer of Synagis®, a drug used to treat RSV, approximately two-thirds of all infants are infected with RSV during the first year of life and almost 100% by the age of two.  Also according to MedImmune, sales of Synagis® in the United States were approximately $637 million in 2002, up from approximately $480 million in 2001.

          Renal Dialysis. End stage renal disease (“ESRD”) is characterized by the irreversible loss of kidney function and requires kidney transplantation or routine dialysis treatment (either periodialysis or hemodialysis), which involves removing waste products and excess fluids from the blood.  According to the federal Centers for Medicare and Medicaid Services (“CMS”), dialysis patients were receiving hemodialysis treatments at over 3,300 outpatient treatment facilities in the United States during 2001. Hemodialysis typically utilizes various specialty pharmaceuticals and related medical supplies as part of the treatment.  Also according to CMS, ESRD enrollment was 288,805 as of December 31, 2001 and is growing by approximately 3% per year.  The medication most frequently prescribed to hemodialysis patients is Epogen, which stimulates the production of red blood cells, as well as calcium, iron, hepatitis vaccine and other nutrient compounds. The Company estimates that the United States market for Epogen alone exceeds $1 billion.

          Hemophilia.  Hemophilia is a genetically inherited bleeding disorder that results in a longer than normal blood clotting time for its victims due to a deficiency of blood proteins that are crucial to proper clotting.  Two major disease categories exist, Hemophilia A, or Factor VIII deficiency, and Hemophilia B, or Factor IX deficiency.  According to a 2002 Raymond James research report, Hemophilia afflicts an estimated 20,000 to 25,000 people in the United States and is found more often in males than females.  Hemophilia is generally treated by infusing clotting factor into the bloodstream to replace deficient proteins.  According to a 2002 Morgan Stanley research report, the Factor VIII hemophilia market is $2 billion and is expected to exceed $3.5 billion by 2006.

Business Strengths

          Priority believes the following represent the Company’s business strengths and have been the principal factors in the Company’s business success to date.

          Knowledgeable Sales, Marketing and Support Staff. The Company has a well-trained, knowledgeable telesales, outside sales and sales support staff of approximately 140 full-time associates.  Priority holds frequent meetings and training sessions with its suppliers to enable the sales and support staff to be well-informed about current and new biopharmaceuticals. The sales and support staff provides not only superior and knowledgeable customer service, but also promotes the sale of new products.

          Clinical Expertise. The Company provides disease treatment programs to patients and physicians through its highly trained clinical staff of pharmacists, nurses and patient care coordinators. These personnel are available for ongoing consultation with the patient and the dispensing physician regarding the patient’s therapy and progress seven days a week, 24 hours a day. In order to serve the specific needs of its customers, Priority operates licensed pharmacies, one of which was the first to be accredited with commendation by ACHC (Accreditation Commission for Health Care, Inc.), which is specific to specialty pharmacies.

          Broad Product Offerings to Targeted Markets. Priority sells over 5,000 SKUs of pharmaceuticals and medical supplies which enable the Company to provide “one-stop shopping” to its customers. Priority targets its selling efforts of this broad range of products and services to customers in alternate site settings, such as physicians’ offices, ambulatory surgery centers, renal dialysis clinics and patients self-administering at home. The Company continually evaluates new products that it can add to its offerings to continue to meet the needs of these specialized markets.

          Commitment to Customer Service. The Company is committed to providing superior customer service that includes shipping products ordered before 7 p.m. for delivery the next day and filling 99% of all in stock orders within one day of being ordered. Priority’s software enables its salespeople to quickly determine product availability, pricing, customer order history and billing information. In addition, Priority provides patient education, counseling and follow-up with 24-hour on-call nurses to assist its patients in better understanding and complying with their treatments.

          Efficient Infrastructure. Priority has focused considerable time and expense on building an infrastructure, including computer systems and training, that would enable the Company to operate efficiently and manage rapid growth.  In addition, the Company’s very centralized approach to the distribution of its products and services maintains a low cost, very efficient model. Management also focuses on tightly controlling expenses and is constantly re-evaluating the efficiency of its operations, including purchasing and distribution.

Growth Strategy

          The Company’s objective is to continue to grow rapidly and enhance its market position as a leading specialty pharmacy provider and specialty distributor by capitalizing on its business strengths and pursuing the following strategy.

          Continue to focus on further penetrating the specialty distribution market. By focusing on the specialty distribution market, the Company has targeted growth segments of the health care industry. The Company intends to increase its specialty distribution market presence by expanding its product and service offerings, increasing its sales and marketing personnel and focusing on group accounts.

          Accelerate growth of its patient-specific specialty pharmacy business by leveraging relationships with existing distribution customers, payors and other referring physicians. The Company has over 4,000 customers, including physicians focusing on oncology, gastroenterology, rheumatology, pediatrics, vaccines and ambulatory surgery.  The Company believes that a number of physicians that order pharmaceuticals and supplies from the Company also treat patients who require patient-specific, self-administered biopharmaceuticals. The Company’s information database identifies these cross-selling opportunities, and Priority believes it is well-positioned to capture incremental revenue from these customers.  Priority also targets physicians that are not specialty distributors with its sales efforts.  Priority also continues to expand its relationships with payors who often influence the decision on which pharmacy service provider to use.

          Enter new markets through new manufacturer relationships that provide access to new products and services. By targeting chronic disease therapies that require patient-specific, self-administered biopharmaceuticals, the Company continues to expand its markets. An example is the Remodulin® therapy for patients suffering from pulmonary hypertension which was added through an agreement with United Therapeutics Corporation.  Priority is one of only two specialty pharmacies that provide Remodulin® and was the lead pharmacy in handling the clinical trial patients.  Another example is the Company’s agreement with InterMune, Inc. to distribute Actimmune®, a product administered by subcutaneous injection often used off label to treat patients with idiopathic pulmonary fibrosis.  Priority is one of only three specialty pharmacies that provide Actimmune®.

          Maintain intense cost control while investing in infrastructure. The Company’s goal is to remain a low cost provider of specialty products and services yet increase the value-added services it provides to customers such as 24-hour on-call nurse support, internet community care neighborhood web sites, patient counseling and specialized shipping. The Company’s selling, general and administrative expense was only 5.4% of net sales in 2002, compared to 6.0% of net sales in 2001, even as the Company continued to invest in its infrastructure.

          Continue to develop physician and payor networks that enhance the Company’s alliance capabilities with manufacturers.  The Company believes that with strong physician and payor networks the relationships with its manufacturers will be enhanced, thereby increasing the potential for alliances which could expand its products, service and geographic scope.  In addition, contracts with payors, such as Aetna, Inc., Blue Cross/Blue Shield Association, Beech Street and Keystone Mercy generate significant new patient volumes and, therefore, revenue growth.

          Pursue acquisitions to complement existing product offerings and further penetrate markets. The Company believes that the highly fragmented specialty distribution industry affords it an opportunity to grow through selective acquisitions. By acquiring complementary businesses, the Company can increase its customer base, expand its product and geographic scope and leverage its existing infrastructure. The Pharmacy Plus and Monitors Unlimited acquisitions during 1999, the Freedom Drug, Physicians Formulary and InfuRx acquisitions during 2001 and the HOSS acquisition in 2002 are examples that fit this criteria.

Products and Services

          Priority provides a broad range of services and supplies to meet the needs of the specialty distribution market, including the office-based oncology market, outpatient renal care market, other physician office specialty markets that are high users of vaccines and ambulatory surgery centers. Priority offers value-added services to meet the specialized needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures and offering automated order entry services and customized group account distribution. Priority distributes its products from distribution centers in Sparks, Nevada and Grove City, Ohio. The Company sells over 5,000 SKUs of pharmaceuticals such as Epogen®, Aranesp® Procrit®, Neupogen®, Propofol® and Paclitaxel® and related medical supplies such as IV solutions, IV sets, gloves, needles, syringes and sharps containers. Priority’s distribution centers service over 4,000 customers located in all 50 states, including office-based oncologists, renal dialysis clinics, ambulatory surgery centers and primary care physicians.

          Priority believes its knowledgeable sales force provides a competitive advantage when selling into the specialty distribution market. Since a majority of customer orders are placed by telephone, the Company offers its customers a toll-free telephone number, fax line and electronic data interchange (“EDI”) ordering capability.  The Company also offers internet ordering capabilities.  Orders typically are received by the Company’s telesales and sales service personnel who use PC-based computer systems to enter customer orders, and to access product information, product availability, pricing, promotions and the customer’s buying history. As part of the Company’s commitment to superior customer service, the Company offers its customers ease of order placement. Once an order is received, it is electronically sent to the appropriate distribution center where it is filled and shipped. The Company estimates that approximately 98% of all items are shipped without back ordering, and that 99% of all in stock orders received before 7 p.m. are shipped on the same day that the order is received. See “—Sales and Marketing.”

          Priority also provides patient-specific, self-administered biopharmaceuticals and related disease treatment programs to individuals with chronic diseases. In Lake Mary, Florida, Byfield, Massachusetts, New Castle, Delaware, Memphis, Tennessee, Oldsmar, Florida, and New York, New York, Priority fills patient-specific prescriptions and ships them via overnight delivery in special shipping containers to maintain appropriate temperatures. These services are provided in combination with the Company’s disease treatment programs, through which the Company’s pharmacist and nursing staff provide education, counseling and other services to patients.

          Priority has traditionally provided disease treatment programs for hepatitis and cancer, with biopharmaceuticals that primarily consist of Interferon, a synthetic biopharmaceutical used to treat hepatitis B and C, PEG-Intron® and Pegasys®, pegulated interferons, Rebetol® and Copegus®, oral antivirals, and Epoetin Alfa®, a synthetic biopharmaceutical used to treat anemia. Priority has continually added many more products, including Temodar®, an oral chemotherapy used to treat Anaplastic astrocytoma (a brain malignancy), Thalomid®, an oral product with antiangiogenesis properties used to treat a variety of cancers, Synagis®, an injectable vaccine product used to treat RSV (Respiratory Syncytial Virus) in infants,  Remicade®, an intravenous product used to treat Crohn’s Disease and rheumatoid arthritis patients, Betaseron®, an injectable product used to treat patients with multiple sclerosis, Actimmune®, a product administered by subcutaneous injection often used to treat patients with IPF (idiopathic pulmonary fibrosis), Enbrel®, an injectable product used to treat patients suffering from rheumatoid arthritis and Gonal-F and Follistim, two injectable products used to treat infertility.

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

          In addition to outside selling efforts that focus on payors, the Company has telesales efforts and an outside sales force that focus on marketing to physician offices where new patient referrals occur. Upon referral, patients are contacted via telephone by the Company’s intake nurses who explain the program and provide education on self-injection techniques, side effects and potential drug interactions. Following the initial prescription delivery, patients are contacted by patient care coordinators who assess patient compliance and progress, inquire regarding any potential side effects, arrange the next scheduled prescription delivery, verify the shipping address, listen to patient concerns and direct questions to the Company’s clinical staff. The Company’s pharmacists and registered nurses are available for ongoing consultation with the patient and the dispensing physician regarding the patient’s therapy and progress seven days a week, 24 hours a day.

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

          With the addition of Freedom Drug, a team of healthcare professionals dedicated to women’s reproductive health, the Company now offers unique and comprehensive programs tailored to the individual needs of fertility centers and their patients.  Freedom Drug specializes in the delivery of fertility-related pharmaceuticals and prescription compounding.  Among Freedom Drug’s unique programs is the Freedom Advantage, which offers cost effective coordination of fertility-related medications and fertility-related information to payors, physicians and their patients.

Sales and Marketing

          The Company employs approximately 140 full-time telesales, outside sales and sales support staff personnel. The Company strives to generate new customers and solidify existing customer relationships through frequent direct marketing contact that emphasizes the Company’s broad product lines in specialty markets, competitive prices, responsive service and ease of order placement. The Company telesells to oncology clinics, physician offices, ambulatory surgery centers and dialysis centers. The Company targets larger customers with customized approaches developed by management and its key account team. The Company also links all customer databases to facilitate cross-selling efforts. The Company believes that there is a significant opportunity to provide its specialty pharmacy services to patients of physicians that currently order pharmaceuticals and supplies from Priority.

          The Company’s sales personnel service both in-bound and out-bound calls and are responsible for assisting customers in purchasing decisions, answering questions and placing orders. Sales personnel also initiate out-bound calls to market the Company’s services to those customer accounts identified by the Company as being high volume accounts, high order frequency accounts or cross-selling opportunity accounts. The Company’s sales personnel use PC-based computer systems to enter customer orders and to access information about products, product availability, pricing, promotions and customer buying and referral history. All sales personnel work to establish long-term relationships with the Company’s customers through regularly scheduled phone contact and personalized service, including direct sales calls on key customers.

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

Customers

          Priority services over 4,000 customers located in all 50 states, including office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians and over 30,000 individuals with chronic diseases.

          During 2002, the Company’s largest 20 customers accounted for approximately 11% of the Company’s net sales.  Many of the Company’s customers are members of a third party payor’s network.  One third party payor, Aetna, Inc., accounted for approximately 10% of the Company’s net sales in 2002.  Significant declines in the level of purchases by one or more of the Company’s largest customers or the loss of a significant payor could have a material adverse effect on the Company’s business and results of operations. As is customary in its industry, the Company generally does not have long-term contracts with its customers. Management believes that the retention rate for the Company’s customers is very favorable. However, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on the Company.

Purchasing

          Management believes that effective purchasing is key to both profitability and maintaining market share.  One of the Company’s largest suppliers, Amgen, accounted for approximately 21%, 13% and 11% of the Company’s total net sales in 2000, 2001 and 2002, respectively.  Another large supplier, Schering Corporation, accounted for approximately 13%, 15% and 16% of the Company’s total net sales in 2000, 2001 and 2002, respectively.  Another large supplier, Ortho Biotech, accounted for approximately 18%, 17% and 15% of the Company’s total net sales in 2000, 2001 and 2002, respectively.  The Company continually evaluates its purchase requirements and likely increases in manufacturer prices in order to obtain products at the most advantageous cost. It has negotiated several partnership relationships with manufacturers that offer favorable pricing, volume-based incentives and opportunities to reduce supply chain costs for both parties.

Competition

          The specialty pharmaceutical and medical supply industry is highly competitive and is experiencing both horizontal and vertical consolidation. The industry is fragmented, with several public and many small private companies focusing on different product or customer niches. Some of the Company’s current and potential competitors include regional and national full-line, full-service medical supply distributors; independent specialty distributors; national full-line, full-service wholesale drug distributors, such as Amerisource Bergen Corporation and Cardinal Health, Inc., that operate their own specialty distribution businesses; retail pharmacies; specialty pharmacy divisions of pharmacy benefit managers (“PBMs”); institutional pharmacies; hospital-based pharmacies; home infusion therapy companies;  and certain manufacturers, such as Bristol-Myers Squibb, that own distributors or that sell their products both to distributors and directly to users, including clinics and physician offices. Some of the Company’s competitors have greater financial, technical, marketing and managerial resources than the Company. While competition is primarily price and service oriented, it can also be affected by depth of product line, technical support systems, specific patient requirements and reputation. There can be no assurance that competitive pressures will not have a material adverse effect on the Company.

Government Regulation

          As a provider of healthcare services and products, the Company is subject to extensive regulation by federal, state and local government agencies.

          Licensing. The Company is required to register with the United States Drug Enforcement Administration (“DEA”), the Food and Drug Administration (“FDA”) and appropriate state agencies for various permits and/or licenses, and it also must comply with the operating and security standards of such agencies. The Company’s Sparks and  Grove City distribution centers are licensed to distribute pharmaceuticals in accordance with the Prescription Drug Marketing Act of 1987. The Sparks and Grove City locations are also licensed to distribute or dispense certain controlled substances in accordance with the requirements of the Controlled Substances Act of 1970. Similarly, the Company’s pharmacy program and provider businesses are subject to licensing by the DEA as well as by the state boards of pharmacy, state health departments and other state agencies where they operate.

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

          On November 21, 1997, the President signed into law the FDA Modernization Act of 1997, which, among a number of other items, added a new section on pharmacy compounding—section 503A—to the Federal Food, Drug and Cosmetic Act.  In this new provision, Congress sought to clarify a gray area by identifying the circumstances in which pharmacies may compound drugs without the need for filing a New Drug Approval (“NDA”) application, observing the FDA’s Good Manufacturing Practice (“GMP”) regulations or complying with certain other specific Federal Food, Drug and Cosmetic Act requirements.  In particular, Congress provided that the term “compounding” does not include mixing or reconstituting that is done in accordance with directions contained in approved labeling provided by the manufacturer of the product.  The Company believes that, under this amendment, as long as it follows the manufacturer’s approved labeling in each case, and prepares drugs only for identified individual patients using licensed pharmacy practitioners, the Company’s activities should be regulated by State Boards of Pharmacy and not be subjected by the FDA to a full NDA requirement demonstrating the basic safety and effectiveness of the drugs.  In a September, 2001 Warning Letter sent to another health care company, the FDA essentially affirmed that conclusion with regard to the NDA requirement, but went on to suggest that the FDA may expect compliance with the FDA’s GMP regulations in such instances.  If the FDA were to require the Company to comply with the GMP regulations, management believes that the cost of compliance would not be material to its results of operations.

         On April 20, 2002, the U. S. Supreme Court, reviewing a decision from the U.S. Court of Appeals for the Ninth Circuit, held the advertising and promotion provisions of Section 503A unconstitutional under the First Amendment.  These advertising and promotion provisions themselves did not impact the Company.  However, because the Court of Appeals had held that those provisions were not severable from the remainder of Section 503A, and because that issue had not been raised before the Supreme Court, the Court’s decision invalidated Section 503A as a whole.  The FDA responded on June 7, 2002 by publishing a new Compliance Policy Guide, entitled “Sec. 460.200 Pharmacy Compounding” (the “Guide”).  The Guide delineates between what the FDA will consider traditional pharmacy practice to be regulated by state boards of pharmacy, and what the FDA will consider manufacturing of drugs to be regulated by the FDA.

          The Company believes, based on the Guide, that as long as it continues to compound drugs only for identified individual patients using licensed pharmacy practitioners and bulk active ingredients that are components of FDA-approved drugs or otherwise in compliance with investigational regulations, the Company’s activities will be regulated under state pharmacy laws rather than under the Food, Drug and Cosmetic Act.  However, given the short time since the Guide was published, the Company cannot be certain how the FDA will interpret the Guide as it moves forward.  Also, there can be no assurance that future court decisions, legislation, rulemaking or other regulatory activity by the FDA concerning compounding activities of pharmacies will not have a material adverse effect on the Company’s business or results of operations.

          Referral Restrictions. The Company is subject to federal and state laws which govern financial and other arrangements between healthcare providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Violations of these laws may result in fines, imprisonment and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if “one purpose” of remuneration is to induce referrals or other conduct prohibited by the statute.

          In part to address concerns regarding the anti-kickback statute, the federal government has promulgated regulations that provide exceptions, or “safe harbors”, for transactions that will be deemed not to violate the anti-kickback statute. In November, 1999, final regulations were adopted to clarify these safe harbors and to provide additional safe harbors.  Although the Company believes that it is not in violation of the anti-kickback statute, its operations do not fit within any of the existing safe harbors. Until 1997, there were no procedures for obtaining binding interpretations or advisory opinions from the Health and Human Services Office of the Inspector General (“OIG”) on the application of the federal anti-kickback statute to an arrangement or its qualification for a safe harbor upon which the Company can rely. However, the Social Security Act requires the Secretary of Health and Human Services to issue written advisory opinions regarding the applicability of certain aspects of the anti-kickback statute to specific existing or proposed arrangements. Advisory opinions are binding as to the Secretary and the party requesting the opinion.  The Company does not intend to request any advisory opinion regarding the Company’s operations.

          The OIG has issued “Fraud Alerts” identifying certain questionable arrangements and practices which it believes may implicate the federal anti-kickback statute. The OIG has issued a Fraud Alert providing its views on certain joint venture and contractual arrangements between healthcare providers. The OIG also has issued a Fraud Alert concerning prescription drug marketing practices that could potentially violate the federal anti-kickback statute. Pharmaceutical marketing activities may implicate the federal anti-kickback statute because drugs are often reimbursed under the Medicaid program. According to the Fraud Alert, examples of practices that may implicate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product. In addition, a number of states have undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arise under state consumer protection laws which generally prohibit false advertising, deceptive trade practices and the like. Further, a number of the states involved in these enforcement actions have requested that the FDA exercise greater regulatory oversight in the area of pharmaceutical promotional activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on the Company’s operations.

          Significant prohibitions against physician referrals were enacted by Congress in 1993. These prohibitions, commonly known as “Stark II,” amended prior physician self-referral legislation known as “Stark I” by dramatically enlarging the field of physician-owned or physician-interested entities to which the referral prohibitions apply. Effective on January 1, 1995, Stark II prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. Stark II also prohibits the entity from billing the government for services rendered pursuant to a prohibited referral. The designated health services include clinical laboratory services, radiology services, radiation therapy services and supplies, physical and occupational therapy services, durable medical equipment and supplies, parenteral and enteral nutrients, equipment and supplies, prosthetic devices, orthotics and prosthetics, outpatient prescription drugs, home health services, and inpatient and outpatient hospital services. The penalties for violating Stark II include a prohibition on payment by these government programs, civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a “circumvention scheme”, and exclusion from further participation in Medicare or Medicaid.

          In January, 1998, the CMS published proposed regulations implementing Stark II.  On January 4, 2001, CMS issued an Interim Final Rule with comment period implementing “Phase I” of the Stark II statute.  Phase I addresses CMS’s interpretation of the basic self-referral prohibition, the statutory definitions, selected compensation arrangement exceptions and certain global exceptions to the prohibition, including the in-office ancillary services exception and the prepaid health plan exception.  The OIG is expected to issue Phase II regulations addressing the remaining compensation arrangement exceptions, the ownership and investment interest exceptions, reporting requirements and sanctions.  Until the Phase II regulations are promulgated, the financial or other impact of the Stark II regulations on the Company cannot be determined.

          Since the mid-1990s, federal regulatory and law enforcement authorities have increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern the activities of many of the Company’s customers. There can be no assurance that increased enforcement activities will not indirectly have a material adverse effect on the Company.

          Patient Confidentiality.  Various federal and state laws establish minimum standards for the maintenance of medical records and the protection of patient health information.  In the course of business, the Company maintains medical records for each patient to whom it dispenses pharmaceuticals.  As a result, the Company is subject to one or more of these medical record and patient confidentiality laws.   Of particular significance are the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) security and privacy regulations.  The HIPAA security regulations, which establish certain standards for assuring the physical security and integrity of electronically maintained health information, were issued as a final rule on February 20, 2003.  “Covered Entities” as defined in the final security rule, which includes the Company, must comply with the requirements of the final security rule by April 21, 2005.  The HIPAA privacy regulations, which establish standards for protecting the confidentiality and privacy of health information in any form, were issued as a final rule on December 28, 2000.  On August 17, 2002, the Department of Health issued an amended final rule modifying the privacy rule standards for protecting the confidentiality of health information.  “Covered Entities” as defined in the final privacy rule, which includes the Company, must comply with the final privacy rule as of April 14, 2003.  The HIPAA regulations impose significant civil and criminal sanctions for violations of the rules and improper use or disclosure of patient information.

          The HIPAA privacy regulations require that the Company make substantial changes to its policies, procedures, forms, employee training and information handling practices.  The HIPAA security regulations require that the Company invest significant capital in upgrading information systems hardware, software and procedures.

          Other Regulatory Issues. Certain states have adopted, or are considering adopting, restrictions similar to those contained in the federal anti-kickback and physician self-referral laws. Although the Company believes that its operations do not violate applicable state laws, there can be no assurance that state regulatory authorities will not challenge the Company’s activities under such laws or challenge the dispensing of patient-specific, self-administered biopharmaceuticals by the Company as being subject to state laws regulating out-of-state pharmacies.

          The Company believes that its pharmacy practices and its contract arrangements with other healthcare providers and pharmaceutical suppliers are in compliance with these laws. To address the risks presented by such laws, the Company has implemented an ethics and corporate compliance program. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with the Company’s interpretation and application.

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

          Private payors typically reimburse a higher amount for a given service and provide a broader range of benefits than governmental payors, although net revenue and gross profits from private payors have been affected by the continuing efforts to contain or reduce the costs of healthcare. A portion of the Company’s revenue has been derived in recent years from agreements with HMOs, PPOs and other managed care providers. Although these agreements often provide for negotiated reimbursement at reduced rates, they generally result in lower bad debts, provide for faster payment terms and provide opportunities to generate greater volumes than traditional indemnity referrals.

          In 2002, the Company’s revenues from each of Medicare and Medicaid were approximately 2% of the Company’s total revenues.  Also, due to the reliance of office-based oncologists and renal dialysis clinics on Medicare and Medicaid reimbursement, changes in such governmental programs could have a material effect on the Company’s results of operations.

          Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to healthcare providers. Legislation or regulations may be enacted in the future that may significantly modify the end stage renal dialysis program or substantially reduce the amount paid for dialysis or oncology treatments. Further, statutes or regulations may be adopted which impose additional requirements in order for the Company’s customers to be eligible to participate in the federal and state payment programs. Such new legislation or regulations could adversely affect the Company’s business operations.

          Additionally, the Balanced Budget Act of 1997 (the “Budget Act”), which was enacted in August 1997, contained numerous provisions related to Medicare and Medicaid reimbursement. While very complicated, the general thrust of the provisions dealing with Medicare and Medicaid contained in the Budget Act is intended to significantly slow the growth in Medicare spending. The Budget Act contains changes to reimbursement rates for certain Medicare and Medicaid covered services, as well as certain limitations on the coverage of such services. Although the Company’s revenues in 2002 included less than 5% direct reimbursement from Medicare and Medicaid, the Budget Act may affect the Company’s suppliers and customers, which in turn could have an adverse effect on the Company.

          In addition, the Company expects that private payors will continue their efforts to contain or reduce healthcare costs through reductions in reimbursement rates or other cost-containment measures. The continuation of such efforts could have a material adverse effect on the Company’s financial condition and results of operations.

Employees

          At December 28, 2002, the Company had approximately 715 full-time equivalent employees. None of the Company’s employees is currently represented by a labor union or other labor organization. Approximately 10% of the employees are pharmacists or nurses. The Company believes that its relationship with its employees is good.

RISK FACTORS

          The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect on our business, financial condition, and results of operations and you should carefully consider them.  It is not possible to predict or identify all such factors.  Consequently, you should not consider any such list to be a complete statement of all our potential risks or uncertainties.  Because of these and other factors, past performance should not be considered an indication of future performance.

If we are unable to manage our growth effectively, our business will be harmed.

          The Company’s business has grown significantly over the past several years as a result of internal growth and acquisitions.  This has placed significant demands on the Company’s management team, computer and telecommunication systems, and internal controls.  To meet these demands, the Company intends to continue to add new members to its management team, make investments in computer and telecommunication systems and strengthen internal controls.  The Company must also continue to integrate its acquisitions to ensure retention of key employees and customers of acquired companies.

We depend on continuous supply of our key products.  Any shortages of key products could adversely affect our business.

          Many of the biopharmaceutical products the Company distributes are manufactured with ingredients that are susceptible to supply shortages.  In addition, the manufacturers of these products may not have adequate manufacturing capability to meet rising demand.  If any products we distribute are in short supply for long periods of time, this could result in a material adverse effect on our business and results of operations.

We are highly dependent on our relationships with our suppliers and the loss of any of our key suppliers could adversely affect our business.

          Any termination of, or adverse change in, our relationships with our key suppliers, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on our business and results of operations. The Company’s three largest suppliers accounted for the following percentages of our total net sales in 2002 respectively: Schering Corporation: 16%; Ortho Biotech: 15%; and Amgen, Inc.: 11%. We have a single source of supply for many of our key products. In addition, we have few long-term contracts with our suppliers. Our arrangements with most of our suppliers may be canceled by either party, without cause, on minimal notice. Many of these arrangements are not governed by written agreements.

We depend on reimbursements from third party payors and changes in reimbursement policies could have an adverse effect on our revenues and results of operations.

          The profitability of the Company depends in large part on reimbursement from third-party payors.  In 2002, Aetna Inc. accounted for approximately 10% of our net sales. The loss of a payor relationship, for example, our relationship with Aetna, or an adverse change in the financial condition of a payor like Aetna, could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.  In recent years, competition for patients, efforts by traditional third-party payors to contain or reduce healthcare costs, and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement. If these trends continue, they could adversely affect our results of operations unless we can implement measures to offset the loss of revenues and decreased profitability.  Our office-based and clinic customers seek reimbursement from third-party payors for the cost of pharmaceuticals and related medical supplies that we distribute.  Changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare and Medicaid programs, could reduce the amounts reimbursed to these customers for our products and in turn, the amount these customers would be willing to pay for the products. Although our revenues in 2002 did not include significant amounts of reimbursement from Medicare and Medicaid, changes in those reimbursement policies affect our customers, which in turn could have an adverse effect on us.

The loss of one or more of our largest customers could hurt our business by reducing our revenues and profitability.

          As is customary in our industry, we generally do not have long-term contracts with our customers. Significant declines in the level of purchases by one or more of these customers or the loss of one of these customers through industry consolidation could have a material adverse effect on our business and results of operations. Also, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on our business, financial condition or results of operations.  We have contracts with group purchasing organizations for physicians’ offices under which we are a recommended supplier of biopharmaceuticals. Failure to renew these contracts could cause a reduction in our sales through the loss of sales to members who determine not to purchase from us on their own, which could result in a material adverse effect on our business and results of operations.

The high level of competition in our industry places pressure on our profit margins and we may not be able to compete successfully.

          The specialty distribution segment of the healthcare industry in which we operate is highly competitive and is experiencing both horizontal and vertical consolidation. All of the products which we sell are available from sources other than us. The high level of competition in our industry places pressure on profit margins. Some of our competitors have greater resources than we have. These competitive pressures could have a material adverse effect on our business, financial condition or results of operations. Our current and potential competitors include:

•	other specialty distributors;

•	regional and national full-line, full-service pharmaceutical and medical supply distributors;

•	pharmacy benefit management companies;

•	retail pharmacies;

•	home infusion therapy companies; and

•	manufacturers that own distributors or that sell their products both to distributors and directly to users, including clinics and physician offices.

A significant factor in effective competition will be an ability to maintain and expand relationships with payors, who can effectively determine the pharmacy source for their members.

Our acquisition strategy may not be successful, which could cause our business and future growth prospects to suffer.

          As part of our growth strategy, we continue to evaluate acquisition opportunities.  Acquisitions involve many risks, including:

•	difficulties in identifying suitable acquisition candidates and in negotiating and consummating acquisitions on terms attractive to us;

•	difficulties in the assimilation of the operations of the acquired company;

•	the diversion of management’s attention from other business concerns;

•	risks of entering new geographic or product markets in which we have limited or no direct prior experience;

•	the potential loss of key employees of the acquired company; and

•	the assumption of undisclosed liabilities.

In addition to the above risks, future acquisitions may result in the dilution of earnings and the amortization or write-off of goodwill and intangible assets, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our business and our industry are highly regulated and if government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions and material limitations on our operations.

          The specialty distribution industry is highly regulated.  The Company and its customers  are extensively regulated by federal, state and local government agencies. We are required to register our business for permits and/or licenses with, and comply with certain operating and security standards of, the United States Drug Enforcement Administration, or DEA, the Food and Drug Administration, or FDA, state boards of pharmacy, state health departments and other state agencies in states where we operate. Although we believe that we have obtained or are obtaining the permits and/or licenses required to conduct our business and operations, failure to have the necessary permits and licenses could have a material adverse effect on our business, financial condition or results of operations. In addition, we are subject to federal and state regulations which govern financial and other arrangements between healthcare providers, including the federal anti-kickback statute and other fraud and abuse laws. Failure to comply with these laws and regulations could subject us to significant civil sanctions and could result in suspension of our operations. See “Business—Government Regulation—Licensing.”

          We are also subject to federal and state laws governing the confidentiality of patient information. In addition, recent federal legislation and related rule-making have resulted in new national standards for the protection of patient information in electronic health information transactions. Failure to comply with all applicable laws and regulations regarding medical information privacy and security could have a material adverse effect on our business, financial condition or results of operations. Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern the activities of many of our customers that depend upon Medicare and Medicaid reimbursement in their businesses. See “Business—Government Regulation.” We cannot assure you that such increased enforcement activities will not indirectly have a material adverse effect on our business, financial condition or results of operations. Because the healthcare industry will continue to be subject to substantial regulations, we cannot guarantee that our activities will not be reviewed or challenged by regulatory agencies in the future. Any such action could have a material adverse effect on our business, financial condition or results of operations.

A disruption in our computer system or our telephone system could interfere with our operations and hurt our relations with our customers.

          Our success depends, in part, upon our telephone sales and direct marketing efforts and our ability to provide prompt, accurate and complete service to our customers on a price-competitive basis. Any continuing disruption in either our computer system or our telephone system could adversely affect our ability to receive and process customer orders and ship products on a timely basis, and could adversely affect our relations with our customers, potentially resulting in partial reduction in orders from customers or loss of customers.

We depend on key employees and the loss of a key employee could adversely affect our business.

          Our future performance will depend in part on the efforts and abilities of our key employees, and the loss of their services could have an adverse effect on our business. We have no key man life insurance policies on any of our employees.

If we become subject to liability claims that are not adequately covered by our insurance policies, we may have to pay damages and other expenses which could have a material adverse effect on us.

          Our business exposes us to risks that are inherent in the distribution and dispensing of pharmaceuticals and the provision of ancillary services. A successful claim not covered by our professional liability and products liability insurance or in excess of our coverage under the insurance could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot guarantee that we will be able to maintain professional liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

ITEM 2.	PROPERTIES.

          The Company’s headquarters and a specialty pharmacy facility are located in Lake Mary, Florida, and consist of 46,500 square feet of space leased through December 2004.  Priority also has 18,500 square feet of administrative office space located in Lake Mary, Florida leased through December 2004, 8,500 square feet of administrative office space located in Lake Mary, Florida leased through December 2005 and 5,000 square feet of administrative office space located in Scottsdale, Arizona leased through June 2004.

          Priority has a 17,000 square foot specialty pharmacy and administrative office in Byfield, Massachusetts, which is leased through May 2006, a 5,100 square foot specialty pharmacy and administrative office in New Castle, Delaware, which is leased through April 2003, a 4,500 square foot specialty pharmacy and administrative office in Memphis, Tennessee, which is leased through October 2005, a 10,500 square foot specialty pharmacy and administrative office in Oldsmar, Florida, which is leased through October 2007, and a 5,700 square foot specialty pharmacy and administrative office in New York, New York, which is leased through March 2004.

          Priority has a 32,000 square foot distribution center in Sparks, Nevada, which is leased through November 2005 and a 43,500 square foot distribution center in Grove City, Ohio, which is leased through December 2007.  The Company’s distribution centers have been constructed or adapted to the Company’s specifications for climate control, alarm systems and, where required, segregated security areas for controlled substances.

          The Company has the ability to renew the lease which expires in 2003 and intends to renew the lease.  Overall, the Company believes that its facilities are suitable and adequate for its current needs, and for projected internal growth through at least the end of 2003.

ITEM 3.	LEGAL PROCEEDINGS.

          The Company is subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is expected to be material to the Company’s results of operations, financial condition or cash flows.

          In February, 2003, the litigation involving IV-1, Inc. and IV-One Services, Inc. (subsidiaries of the Company) with Amgen, Inc. was settled and the Company was not required to contribute any funds to the settlement of the litigation.  Amgen, Inc. has executed a release releasing the Company from all claims and/or causes of action that could be asserted by Amgen against the Company in connection with the subject matter of that litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company did not submit any matters to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Company

Name	Age	Position

William E. Bindley	62	Chairman of the Board
Robert L. Myers	57	Vice Chairman of the Board and Chairman of the Executive Committee
Steven D. Cosler	47	President, Chief Executive Officer and Director
Donald J. Perfetto	56	Executive Vice President, Chief Operating Officer, and Director
Rebecca M. Shanahan	49	Executive Vice President—Administration, General Counsel and Secretary
Guy F. Bryant	44	Executive Vice President—Distribution Services
Stephen M. Saft	32	Senior Vice President, Chief Financial Officer and Treasurer
William M. Woodard	44	Senior Vice President—Strategic Alliances

          William E. Bindley is also the Chairman of the Board of Bindley Capital Partners, LLC, a private equity investment company. He was the Chairman of the Board, Chief Executive Officer and President of BWI since founding BWI in 1968 until BWI was acquired by Cardinal Health, Inc. in February 2001. He was a director of Cardinal Health, Inc. from February 2001 until February 2003. He is also a director of Shoe Carnival, Inc., a shoe retailer. Mr. Bindley was the Chief Executive Officer of the Company from July 1994 until May 1997 and the President of the Company from May 1996 until July 1996. He has served as a director of the Company since June 1994.

          Robert L. Myers has been Vice Chairman of the Board and Chairman of the Executive Committee since March 2001. Mr. Myers was the President of the Company from July 1996 to March 2001 and the Chief Executive Officer of the Company from May 1997 to January 2002. From July 1996 to May 1997, he was the Chief Operating Officer of the Company. From June 1995 through June 1996, Mr. Myers was a consultant to the healthcare industry. From 1971 to June 1995, Mr. Myers was employed by Eckerd Corporation, a retail drug store chain, where he served as a corporate officer from 1981 through 1995 and as senior vice president of pharmacy from 1990 to 1995. Mr. Myers has served as a director of the Company since May 1997.  Mr. Myers is a registered pharmacist.

          Steven D. Cosler has been President since March 2001 and Chief Executive Officer since January 2002.   Mr. Cosler was Executive Vice President from January 2000 to March 2001 and Chief Operating Officer from January 2000 to January 2002. From August 1997 to January 2000 he was Executive Vice President—Priority Pharmacy Services. Prior to that time and since July 1996, he was Senior Vice President and General Manager of Priority Healthcare Services Corporation, a subsidiary of BWI.  Mr. Cosler also serves on the Board of Directors of CIMA Labs, Inc., a developer and manufacturer of fast dissolve and enhanced-absorption oral drug delivery systems.  Mr. Cosler has served as a director of the Company since February 2000.

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

          Rebecca M. Shanahan has been Executive Vice President—Administration, Secretary and General Counsel since January 2002.  From September 1997 to December 2001, she was employed by the University of Chicago Hospitals and Health Systems, an academic teaching health care system and practice plan.  During such time, Ms. Shanahan held the position of Vice President, Managed Care and Business Development.  From December 1996 to September 1997, Ms. Shanahan performed legal and consulting services as an independent contractor for various entities in the health care industry.  From 1991 until December 1996, she held executive officer positions with Methodist Medical Group and Beltway Services, a 600-member physician practice group affiliated with Methodist Hospital in Indianapolis, Indiana, with her latest position being senior vice president and chief operating officer.  Ms. Shanahan served as a director of the Company from May 1997 to February 2002.

          Guy F. Bryant has been Executive Vice President—Distribution Services since May, 2002.  Prior to that, he served as Executive Vice President and Chief Marketing Officer from January 2000. From September 1995 to January 2000 he was Executive Vice President—Priority Healthcare Distribution. Prior to joining the Company, he was employed in sales and general management positions by Major Pharmaceuticals, a distributor of generic pharmaceuticals, since September 1992 and was vice president of sales from August 1994 to August 1995.

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

          William M. Woodard has been Senior Vice President—Strategic Alliances since January 2003.  From May 1997 to January 2003, he held the positions of Vice President—Strategic Alliances or Vice President—Marketing of the Company.  Prior to such time, Mr. Woodard held various positions with subsidiaries of the Company.

          The above information includes business experience during the past five years for each of the Company’s executive officers.  Executive officers of the Company serve at the discretion of the Board of Directors. There is no family relationship between any of the Directors or executive officers of the Company.

           (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information regarding executive officers is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders.)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Prices

          The Company’s Class B Common Stock trades on The Nasdaq Stock Market (“Nasdaq”) under the symbol PHCC.  The prices set forth below reflect the high and low sales prices for the Company’s Class B Common Stock as reported by Nasdaq for each fiscal quarter in the years ended December 29, 2001 and December 28, 2002.  As of March 17, 2003, there were 76 holders of record of the Company’s Class B Common Stock.

	High	Low

2001:
First Quarter	$44.50	$29.38
Second Quarter	40.83	26.93
Third Quarter	28.00	17.31
Fourth Quarter	35.96	23.77
2002:
First Quarter	$35.95	$22.79
Second Quarter	29.96	20.90
Third Quarter	25.57	18.16
Fourth Quarter	25.98	20.60

          The Company’s Class A Common Stock is not listed for trading.  However, because the Class A Common Stock is automatically converted into Class B Common Stock upon transfer (except in limited circumstances), the Class A Common Stock is freely tradable except by affiliates of the Company.  As of March 17, 2003, there were 587 holders of record of the Company’s Class A Common Stock.

Dividends

          The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future, but rather intends to use future earnings principally to support operations and to finance expansion and possible acquisitions. The payment of cash dividends in the future will be at the discretion of the Company’s Board of Directors and will depend on a number of factors, including the Company’s financial condition, capital requirements, future business prospects, the terms of any documents governing indebtedness of the Company, and such other factors as the Board of Directors of the Company may deem relevant. Subject to the terms of any preferred stock created by the Company’s Board of Directors, each outstanding share of Common Stock will be entitled equally to such dividends as may be declared from time to time by the Board of Directors.

Sales of Unregistered Securities

          The following information is furnished as to securities of the Company sold during 2002 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

(a)	On March 11, 2002, the Company issued 202,922 shares of Class B Common Stock to Sunshine Wholesale, Inc. in connection with the acquisition of HOSS.

(b)	On October 16, 2002, the Company issued 1,228 shares of Class B Common Stock to its four non-employee Directors as the stock portion of their annual retainer.

          The transactions described in paragraphs (a) and (b) above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Equity Compensation Plans

          The information required by this Item concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 of this report.

ITEM 6.	SELECTED FINANCIAL DATA.

          Through December 28, 2002, several acquisitions were made by or on behalf of Priority Healthcare Corporation.  See “Item 1.  Business—Acquisitions” for a description of acquisitions completed since 1999.  These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired entities are included in our financial statements from their respective dates of acquisition.  As a result, period-to-period comparisons of financial position and results of operations are not necessarily meaningful.  The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this report.

	Year ended December 31, 1998	Year ended December 31, 1999	Year ended December 30, 2000	Year ended December 29, 2001	Year ended December 28, 2002

	(000’s omitted, except share data)
Statement of Earnings Data:
Net sales	$275,626	$427,887	$584,657	$805,120	$1,200,391
Cost of products sold	244,485	375,263	514,360	712,971	1,063,181
Gross profit	31,141	52,624	70,297	92,149	137,210
Selling, general and administrative expense	13,989	21,228	31,313	48,349	64,959
Impairment of fixed asset	—	—	—	—	2,386
Depreciation and amortization	1,234	1,290	1,335	3,400	2,760
Earnings from operations	15,918	30,106	37,649	40,400	67,105
Impairment of investment	—	—	—	2,019	—
Interest income	(916)	(3,432)	(6,920)	(5,972)	(2,632)
Earnings before income taxes	16,834	33,538	44,569	44,353	69,737
Provision for income taxes	6,691	12,844	16,490	16,633	26,151
Net earnings	$10,143	$20,694	$28,079	$27,720	$43,586
Earning per share :
Basic	$.27	$.51	$.66	$.64	$1.00
Diluted	$.27	$.50	$.65	$.62	$.98
Weighted average shares outstanding :
Basic	37,545,948	40,503,406	42,254,841	43,542,518	43,699,208
Diluted	37,708,082	41,535,642	43,096,956	44,555,586	44,384,665

	December 31, 1998	December 31, 1999	December 30, 2000	December 29, 2001	December 28, 2002

Balance Sheet Data:
Working capital	$61,875	$145,770	$194,724	$188,680	$185,434
Receivable from BWI	16,517	—	—	—	—
Total assets	107,519	217,704	297,101	396,016	484,862
Long-term obligations	—	—	—	—	—
Total liabilities	37,478	59,097	86,498	141,676	190,435
Shareholders’ equity	70,041	158,607	210,603	254,340	294,427

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

          Priority is a national specialty pharmacy and distributor that provides biopharmaceuticals, complex therapies and related disease treatment programs and services to individuals with chronic diseases. We sell over 5,000 SKUs of specialty pharmaceuticals and medical supplies to outpatient renal care centers and office-based physicians in oncology and other physician specialty markets. Priority offers value-added services to meet the specific needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures, offering automated order entry services and offering customized distribution for group accounts. From distribution centers in Sparks, Nevada and Grove City, Ohio, we service over 4,000 customers in all 50 states, including office-based oncologists, renal dialysis clinics, ambulatory surgery centers and primary care physicians.

          Priority also fills individual patient prescriptions, primarily for self-administered biopharmaceuticals. These patient-specific prescriptions are filled at licensed pharmacies in Lake Mary, Florida, Byfield, Massachusetts, New Castle, Delaware, Memphis, Tennessee, Oldsmar, Florida and New York, New York and are shipped directly to the patient overnight in specialized packages. We also provide disease treatment programs for hepatitis, cancer, infertility, hemophilia, human growth hormone deficiency, rheumatoid arthritis, Crohn’s disease, respiratory syncytial virus (RSV), infertility, pulmonary hypertension, pain management, multiple sclerosis and others.

Critical Accounting Policies

          The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.  For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the financial statements. The items in our financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition - Revenues are recognized when products are shipped to unaffiliated customers with appropriate provisions recorded for estimated discounts and contractual allowances.  Discounts and contractual allowances are estimated based on historical collections from all unaffiliated customers.  Any differences between our estimates and actual collections are reflected in operations in the year payment is received.  Differences may result in the amount and timing of our revenue for any period if actual performance varies from our estimates.

Receivables - Receivables are presented net of the allowance for doubtful accounts and contractual allowances.  Receivables include trade and patient account receivables and the current portion of trade receivables that have been converted to note receivables.  We regularly review and analyze the adequacy of these allowances after considering the age of each outstanding receivable and the collection history.  The allowance for doubtful accounts and contractual allowances are based on these analyses.

Intangibles - Effective on December 30, 2001, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which superseded APB Opinion No. 17, Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. In accordance with the adoption of SFAS No. 142, we ceased amortization of goodwill effective December 30, 2001.

We believe the accounting estimate related to the valuation of our goodwill and other intangible assets is a “critical accounting estimate” because significant changes in assumptions could materially affect key financial measures, including net earnings and other non-current assets, specifically goodwill. The valuation of goodwill involves a high degree of judgment since the first step of the impairment test required by SFAS No. 142 consists of a comparison of the fair value of a reporting unit with its book value. Based on the assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If the fair value is more than the book value of the reporting unit, an impairment loss is not recognized. If an impairment exists, the fair value of the reporting unit is allocated to all of its assets and liabilities excluding goodwill, with the excess amount representing the fair value of goodwill. An impairment loss is measured as the amount by which the book value of the reporting unit’s goodwill exceeds the estimated fair value of that goodwill.

SFAS No. 142 requires that goodwill and other intangible assets be allocated to reporting units. We have one reporting unit and the fair value of the reporting unit exceeded its carrying amount. In December 2002, we performed the annual impairment test required by SFAS No. 142 and determined that goodwill was not impaired as of December 28, 2002.

We utilize a valuation technique based on the readily available stock market valuation of Priority Healthcare Corporation. Changes in the valuation could result in impairment being recorded.

Income Taxes - As a matter of course, we are subject to audit by federal and state tax authorities.  These audits could result in proposed assessments that challenge certain tax positions which, if upheld through the administrative and legal process, could have a material impact on our earnings and cash flow.  We believe that our tax positions comply with applicable tax law and we do not anticipate any material earnings or cash flow impact.

Results of Operations

          2002 Compared to 2001

          Net Sales. Net sales increased to $1.2 billion in 2002 from $805.1 million in 2001, an increase of 49%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of Freedom Drug effective January 20, 2001, Physicians Formulary effective April 2, 2001, InfuRx effective October 26, 2001 and HOSS effective March 11, 2002 and inflationary price increases.   The additional net sales attributed to the acquisitions of Freedom Drug, Physicians Formulary, InfuRx and HOSS in 2002 (prior to January 20, 2002 for Freedom Drug, prior to April 2, 2002 for Physicians Formulary and prior to October 26, 2002 for InfuRx) represented approximately 5% of the total net sales in 2002.

          Gross Profit. Gross profit increased to $137.2 million in 2002 from $92.1 million in 2001, an increase of 49%. The increase in gross profit reflected increased sales and the acquisitions of Freedom Drug, Physicians Formulary, InfuRx and HOSS. Gross profit as a percentage of net sales was 11.4% in both 2002 and 2001.  Competition continues to exert pressure on margins.

          Selling, General and Administrative Expense. Selling, general and administrative, or SGA, expense increased to $65.0 million in 2002 from $48.3 million in 2001, an increase of 34%. SGA expense as a percentage of net sales decreased to 5.4% in 2002 from 6.0% in 2001.  The increase in SGA expense reflected the growth in our business, start up costs related to new business relationships with drug manufacturers, significant premium increases for property and liability insurance, increased costs attributable to providing more clinically oriented services and the acquisitions of Freedom Drug, Physicians Formulary, InfuRx and HOSS. The decrease in SGA expense as a percentage of net sales resulted from larger bad debt charges being incurred in 2001 and from spreading fixed costs over a larger sales base in 2002. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

          Impairment of Fixed Asset.  The impairment of fixed asset charge of $2.4 million in 2002 resulted from writing off computer hardware and application software for a project that began in 2000 and was discontinued in 2002.

          Depreciation and Amortization. Depreciation and amortization, or D&A, decreased to $2.8 million in 2002 from $3.4 million in 2001, a decrease of 19%.  The decrease in D&A was primarily the result of decreases in the amortization of goodwill and intangible assets due to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, being adopted on December 30, 2001.  The decreases in amortization of goodwill and intangible assets were $1.8 million in 2002. The decreases in amortization of goodwill and intangible assets were partially offset by additional depreciation on computer hardware and software, furniture and equipment, transportation equipment, telephone equipment and leasehold improvements.

          Impairment of Investment.  The impairment of investment charge of $2.0 million in 2001 related to writing off our external internet investment in Cytura Corporation.  Management considered continuing operating losses and significant changes in the technology industry to be its primary indicators of impairment.  Fair market value was estimated based on valuations derived from sales of equity interests in Cytura.

          Interest Income. Interest income decreased to $2.6 million in 2002 from $6.0 million in 2001, a decrease of 56%.  In 2002 we earned 2.50% on an average invested balance of $105.1 million.  In 2001 we earned 4.67% on an average invested balance of $127.8 million.  The decrease in interest income was due to the lower average invested balances and lower interest rates earned, which was primarily due to the eleven short term interest rate cuts during 2001 and the one short term interest rate cut in 2002.  In 2002 and 2001, the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

          Income Taxes. The provision for income taxes in 2002 and 2001 represented 37.5% of earnings before income taxes.

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

          Gross Profit. Gross profit increased to $92.1 million in 2001 from $70.3 million in 2000, an increase of 31%. The increase in gross profit reflected increased sales and the acquisitions of Freedom Drug, Physicians Formulary and InfuRx. Gross profit as a percentage of net sales decreased in 2001 to 11.4% from 12.0% in 2000. This decrease was primarily attributed to changing payor reimbursement patterns, as the use of Prescription Benefit Management (“PBM”) Plans increased and reimbursement from Major Medical Plans for certain prescribed drugs decreased, and the change in sales mix, as lower margin products experienced increased sales.  Competition continues to exert pressure on margins.

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

          Impairment of Investment.  The impairment of investment charge of $2.0 million in 2001 resulted from writing off our external internet investment in Cytura Corporation.  Management considered continuing operating losses and significant changes in the technology industry to be its primary indicators of impairment.  Fair market value was estimated based on valuations derived from sales of equity interests in Cytura.

          Interest Income. Interest income decreased to $6.0 million in 2001 from $6.9 million in 2000, a decrease of 14%.  In 2001, we earned 4.67% on an average invested balance of $127.8 million.  In 2000 we earned 6.58% on an average invested balance of $105.1 million.  The decrease was primarily due to the eleven short term interest rate cuts during 2001.  In 2001 and 2000 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

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

          We had cash and cash equivalents of $37.0 million, marketable securities of $46.3 million and working capital of $185.4 million at December 28, 2002.  We believe that the cash and cash equivalents, marketable securities, working capital and cash from operations will be sufficient to meet our working capital needs for at least two years.

          Net Cash Provided by Operating Activities. Our operations generated $19.7 million in cash during 2002. Receivables, net of acquisitions, increased $44.9 million, primarily to support the increase in sales and the extension of credit terms to meet competitive conditions. Finished goods inventory, net of acquisitions, increased $32.2 million, primarily due to new product introductions, to support the increase in sales and to take advantage of some purchasing opportunities.  The $25.6 million increase in accounts payable, net of acquisitions, partially reduced the cash requirements for receivables and finished goods inventory; this increase was attributable to the increase in finished goods inventory, the timing of payments and the credit terms negotiated with vendors.  Other current assets and liabilities, net of acquisitions, generated $18.4 million of cash, primarily due to the increase in income taxes payable and expense accruals that will be paid in 2003. We anticipate that our operations may require the use of currently available cash and marketable securities to fund our growth. During 2002, D&A totaled $2.8 million, provision for doubtful accounts totaled $2.4 million and impairment of fixed asset totaled $2.4 million.  We also generated $944,000 from the tax benefit related to stock option exercises during 2002.

          Net Cash Used by Investing Activities. In 2002, we sold $47.8 million of marketable securities primarily to finance the acquisition of HOSS, make an earn out payment related to the Freedom Drug acquisition, make a holdback payment related to the InfuRx acquisition, purchase treasury stock, invest in and make long term advances to our joint venture and purchase fixed assets. Capital expenditures during 2002 totaled $9.0 million.  Primarily these purchases were for computer hardware and software, furniture and equipment and leasehold improvements.  We expect that capital expenditures during 2003 will be approximately $11 to $15 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements.  In 2002, other current assets and other assets increased $11.9 million primarily due to investing in and making long term advances to our joint venture and making an additional deposit with a major supplier.  Effective March 11, 2002, we acquired the majority of the operating assets of HOSS, the leading provider of hemophilia products and services in the State of Florida.  During 2002, we paid $24.4 million towards the acquisition of HOSS and $8.5 million related to the acquisitions of Freedom Drug and InfuRx.

          Net Cash Used by Financing Activities.  During 2002, we received proceeds of $3.7 million from stock option exercises and we purchased treasury stock for $13.2 million.  We purchased the treasury stock because we thought it was an attractive investment.  We are authorized to purchase another 1,414,700 shares of treasury stock until July 2003.

Inflation

          Our financial statements are prepared on the basis of historical costs and are not intended to reflect changes in the relative purchasing power of the dollar. Because of our ability to take advantage of forward purchasing opportunities, we believe that our gross profits generally increase as a result of manufacturers’ price increases in the products we distribute. Gross profits may decline if the rate of price increases by manufacturers declines.

          Generally, price increases are passed through to customers as we receive them and therefore they reduce the negative effect of inflation. Other non-inventory cost increases, such as payroll, supplies and services, have been partially offset during the past three years by increased volume and productivity.

New Accounting Pronouncements

          In July 2001, SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” were issued.  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and intangibles were evaluated against this new criteria during the year ended December 28, 2002.  SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles.  During the year ended December 28, 2002, goodwill and certain intangibles were not amortized into results of operations, but instead were reviewed for impairment and will be written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value.  The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted on December 30, 2001.  The adoption of these accounting standards had the impact of reducing our amortization of goodwill and intangibles expense by approximately $1.8 million during the year ended December 28, 2002.  Impairment reviews may result in future periodic write-downs.

          In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued.  We adopted this statement effective in 2002.  SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.  The adoption did not have a material impact on our consolidated results of operations or financial position.

          In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results.  Finally, this statement amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  As required, we adopted this statement effective in 2002. The adoption did not have a material impact on our consolidated results of operations or financial position.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Priority Healthcare Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Priority Healthcare Corporation and its subsidiaries (the “Company”) at December 29, 2001 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Accordingly, the Company ceased amortizing goodwill as of December 30, 2001.

PRICEWATERHOUSECOOPERS LLP
Orlando, Florida
February 18, 2003, except as to Note 2 which is dated March 20, 2003

PRIORITY HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(000’s omitted, except share data)

	Year ended December 30, 2000	Year ended December 29, 2001	Year ended December 28, 2002

Net sales	$584,657	$805,120	$1,200,391
Cost of products sold	514,360	712,971	1,063,181

Gross profit	70,297	92,149	137,210
Selling, general and administrative expense	31,313	48,349	64,959
Impairment of fixed asset	—	—	2,386
Depreciation and amortization	1,335	3,400	2,760

Earnings from operations	37,649	40,400	67,105
Impairment of investment	—	2,019	—
Interest income	(6,920)	(5,972)	(2,632)

Earnings before income taxes	44,569	44,353	69,737

Provision for income taxes:
Current	17,708	15,135	25,608
Deferred	(1,218)	1,498	543

	16,490	16,633	26,151

Net earnings	$28,079	$27,720	$43,586

Earnings per share:
Basic	$.66	$.64	$1.00
Diluted	$.65	$.62	$.98
Weighted average shares outstanding:
Basic	42,254,841	43,542,518	43,699,208
Diluted	43,096,956	44,555,586	44,384,665

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION
CONSOLIDATED BALANCE SHEETS
(000’s omitted, except share data)

	December 29, 2001	December 28, 2002

ASSETS:
Current assets:
Cash and cash equivalents	$32,758	$37,031
Marketable securities	94,166	46,337
Receivables, less allowance for doubtful accounts of $3,239 and $5,437, respectively	118,342	163,688
Finished goods inventory	74,058	108,604
Deferred income taxes	2,165	3,221
Other current assets	8,145	14,667

	329,634	373,548
Fixed assets, net	9,828	13,749
Other assets	—	4,780
Intangibles, net	56,554	92,785

Total assets	$396,016	$484,862

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$116,148	$142,666
Other current liabilities	24,806	45,448

	140,954	188,114

Deferred income taxes	722	2,321

Commitments and contingencies (notes 11 and 13)

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 55,000,000 shares authorized, 7,211,815 and 6,880,497 issued and outstanding, respectively	72	69
Class B, $0.01 par value, 180,000,000 shares authorized, 38,185,503 and 38,516,821 issued, respectively	382	385
Additional paid in capital	182,818	187,158
Retained earnings	93,487	137,073

	276,759	324,685
Less: Class B Common unearned restricted stock, none and 53,000 shares, respectively	—	(1,291)
Class B Common stock in treasury (at cost), 1,739,474 and 1,884,078 shares, respectively	(22,419)	(28,967)

Total shareholders’ equity	254,340	294,427

Total liabilities and shareholders’ equity	$396,016	$484,862

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s omitted)

	Year ended December 30, 2000	Year ended December 29, 2001	Year ended December 28, 2002

Cash flow from operating activities:
Net earnings	$28,079	$27,720	$43,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,335	3,400	2,760
Provision for doubtful accounts	5,610	4,920	2,449
Tax benefit from stock option exercises	12,660	9,601	944
Impairment of investment	—	2,019	—
Impairment of fixed asset	—	—	2,386
Loss on disposal of fixed assets	38	208	44
Compensation expense on stock grants	30	30	30
Deferred income taxes	(1,218)	1,498	543
Change in assets and liabilities, net of acquisitions:
Receivables	(16,122)	(14,900)	(44,905)
Finished goods inventory	(17,919)	(22,350)	(32,189)
Accounts payable	23,360	27,677	25,642
Other current assets and liabilities	4,118	5,645	18,373

Net cash provided by operating activities	39,971	45,468	19,663

Cash flow from investing activities:
Sales, net of purchases, (purchases, net of sales), of marketable securities	(21,775)	(15,596)	47,829
Purchases of fixed assets	(2,276)	(7,446)	(8,980)
Increase in other assets	(1,550)	(7,500)	(11,870)
Acquisition of businesses, net of cash acquired	—	(36,611)	(32,896)

Net cash used by investing activities	(25,601)	(67,153)	(5,917)

Cash flow from financing activities:
Proceeds from stock option exercises	11,309	8,425	3,716
Payments for purchase of treasury stock	(436)	(4,039)	(13,189)

Net cash provided (used) by financing activities	10,873	4,386	(9,473)

Net increase (decrease) in cash	25,243	(17,299)	4,273
Cash and cash equivalents at beginning of period	24,814	50,057	32,758

Cash and cash equivalents at end of period	$50,057	$32,758	$37,031

Supplemental cash flow information:
Income taxes paid	$754	$4,466	$12,227
Supplemental non-cash investing and financing activities:
Acquisition liabilities	$—	$11,029	$10,348
Stock issued in connection with acquisition	$354	$2,000	$5,000

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000’s omitted, except share data)

	Class A Common Stock		Class B Common Stock		Class B Common Stock		Class B Common Stock

	Shares Outstanding	Amount	Shares Outstanding	Amount	Unearned Restricted Shares	Amount	Treasury Shares	Amount	Additional Paid in Capital	Retained Earnings	Shareholders’ Equity

Balances at December 31, 1999	10,482,844	$105	33,284,868	$333	—	$—	(2,609,716)	$(30,336)	$150,817	$37,688	$158,607
Net earnings										28,079	28,079
Issuance of Class B common stock:
Stock option exercises and related tax benefit			1,627,610	16			65,368	766	23,187		23,969
Board of Directors’ compensation			920						30		30
Issuance of common stock in connection with acquisition							9,284	109	245		354
Repurchase of common stock							(13,209)	(436)			(436)
Conversions from Class A	(2,358,977)	(24)	2,358,977	24							—

Balances at December 30, 2000	8,123,867	81	37,272,375	373	—	—	(2,548,273)	(29,897)	174,279	65,767	210,603
Net earnings										27,720	27,720
Issuance of Class B common stock:
Stock option exercises and related tax benefit							903,776	10,645	7,381		18,026
Board of Directors’ compensation			1,076						30		30
Issuance of common stock in connection with acquisition							67,636	872	1,128		2,000
Repurchase of common stock							(162,613)	(4,039)			(4,039)
Conversions from Class A	(912,052)	(9)	912,052	9							—

Balances at December 29, 2001	7,211,815	72	38,185,503	382	—	—	(1,739,474)	(22,419)	182,818	93,487	254,340
Net earnings										43,586	43,586
Issuance of Class B common stock:
Stock option exercises and related tax benefit							238,546	3,192	1,468		4,660
Unearned restricted stock grant					(53,000)	(1,291)	53,000	815	476		—
Board of Directors’ compensation							1,228	19	11		30
Issuance of common stock in connection with acquisition							202,922	2,615	2,385		5,000
Repurchase of common stock							(640,300)	(13,189)			(13,189)
Conversions from Class A	(331,318)	(3)	331,318	3							—

Balances at December 28, 2002	6,880,497	$69	38,516,821	$385	(53,000)	$(1,291)	(1,884,078)	$(28,967)	$187,158	$137,073	$294,427

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Significant Accounting Policies

          Basis of presentation. Priority Healthcare Corporation (the “Company”) was formed by Bindley Western Industries, Inc. (“BWI”) on June 23, 1994, as an Indiana corporation to focus on the distribution of products and provision of services to the specialty distribution segment of the healthcare industry. On October 29, 1997, the Company consummated an initial public offering of its Class B Common Stock (the “IPO”).  On December 31, 1998, BWI distributed to its common shareholders all of the 30,642,858 shares of the Company’s Class A Common Stock then owned by BWI in a spin-off transaction and BWI no longer has any ownership interest in the Company.  The Company now operates as a national specialty pharmacy and distributor that provides biopharmaceuticals, complex therapies and related disease treatment programs and services.  The Company operates in one operating and reportable segment.

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

          Marketable securities. In accordance with provisions of Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified all of its investments in marketable securities as available-for-sale.  These investments are stated at their market value, with any material unrealized holding gains or losses, net of tax, included as a component of shareholders’ equity until realized.  The cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity.  Interest income is included as a component of current earnings.

          Receivables.  Receivables are presented net of the allowance for doubtful accounts and contractual allowances.  Receivables include trade and patient account receivables and the current portion of trade receivables that have been converted to note receivables.  The Company regularly reviews and analyzes the adequacy of these allowances after considering the age of each outstanding receivable and the collection history.   The allowance for doubtful accounts and contractual allowances are based on these analyses.

          Inventories. Inventories are stated on the basis of lower of cost or market using the first-in, first-out (“FIFO”) method.

          Fixed assets. Depreciation is computed on the straight-line method for financial reporting purposes. Accelerated methods are primarily used for income tax purposes. Assets, valued at cost, are generally being depreciated over their estimated useful lives as follows:

Estimated useful life (years)

Computer hardware and software	3 to 5
Furniture and equipment	5
Leasehold improvements	5
Transportation equipment	5

In the event facts and circumstances indicate an asset could be impaired, an evaluation of the undiscounted estimated future cash flows from operations is compared to the asset’s carrying amount to determine if a write-down is required. At December 29, 2001 and December 28, 2002, management has determined no impairments existed.   See Note 5 for discussion of impairment recorded during the year ended December 28, 2002.

          Capitalized software costs.  The Company expenses costs incurred in the preliminary project stage of developing or obtaining internal use software, such as research and feasibility studies, as well as costs incurred in the post implementation/operational stage, such as maintenance and training.  Capitalization of software development costs occurs only after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended.  The capitalized costs are amortized on a straight-line method over the estimated useful life of the software, which is generally five years.

          Intangibles. The Company continually monitors its cost in excess of net assets acquired (goodwill), covenants not to compete and its other intangibles (customer lists and consulting agreements) to determine whether any impairment of these assets has occurred. In making such determination, the Company evaluates the expected future cash flows from operations, on an undiscounted basis, of the reporting units which gave rise to such amounts and the overall business valuation. During the years ended December 30, 2000 and December 29, 2001 goodwill was amortized on the straight-line method, principally over 20 to 40 years.  Other intangibles are being amortized on the straight-line method over 4 to 15 years.

          New accounting pronouncements.  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and intangibles were evaluated against this new criteria during the year ended December 28, 2002.  SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles.  During the year ended December 28, 2002, goodwill and certain intangibles were not amortized into results of operations, but instead were reviewed for impairment and will be written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value.  During December 2002, the Company completed the impairment testing and determined that there were no impairment losses related to goodwill and other intangible assets.  The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were adopted by the Company on December 30, 2001.  The adoption of these accounting standards had the impact of reducing amortization of goodwill and intangibles expense by approximately $1.8 million during the year ended December 28, 2002.  Impairment reviews may result in future periodic write-downs.  The goodwill acquired after June 30, 2001 is deductible for tax purposes.

          In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued.  The Company adopted this statement effective in 2002.  SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.  The adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

          In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results.  Finally, this statement amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.  As required, the Company adopted this statement effective in 2002. The adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

          Shipping and handling costs. Costs associated with shipping and handling activities are comprised of outbound freight and are included in selling, general and administrative expense.  These costs were $3.3 million, $5.4 million and $8.6 million for the years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively.

          Earnings per share.  Basic earnings per share is computed by dividing net income by the weighted average of Class A and Class B shares outstanding for the period.  Diluted earnings per share computations assume outstanding stock options with a dilutive effect on earnings were exercised, unearned restricted stock was earned and contingently issuable shares related to acquisitions have been issued.  These common stock equivalents are added to the weighted average number of shares outstanding in the diluted calculation.  A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the years ended December 30, 2000, December 29, 2001 and December 28, 2002:

	(In Thousands)
	2000	2001	2002

Weighted average number of Class A and Class B Common shares outstanding used as the denominator in the basic earnings per share calculation	42,255	43,543	43,699
Additional shares assuming exercise of dilutive stock options	842	1,013	634
Additional shares assuming unearned restricted stock is earned	—	—	10
Additional shares assuming contingently issuable shares related to acquisitions are issued	—	—	42

Weighted average number of Class A and Class B Common and equivalent shares used as the denominator in the diluted earnings per share calculation	43,097	44,556	44,385

Options to purchase 0, 458,000 and 3.4 million shares with exercise prices greater than the average market prices of common stock were outstanding at December 30, 2000, December 29, 2001 and December 28, 2002, respectively.  These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

          Income taxes. The Company accounts for income taxes using the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between the tax bases and financial reporting bases of the Company’s assets and liabilities.

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

          Comprehensive income.  Comprehensive income is defined as all changes in shareholders’ equity during a period except those resulting from investments by and distributions to shareholders.  Comprehensive income includes net earnings and other comprehensive income.  There were no material elements of other comprehensive income for any of the periods presented.

          Stock options.  The Company uses the intrinsic-value method of accounting for stock options granted to employees and, accordingly, does not currently recognize compensation expense for its stock option awards to employees in the consolidated statements of earnings.  See Note 10 for pro forma information on the impact of the fair-value method of accounting for stock options.

Note 2—Related Party Transactions

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

          On June 18, 2001, the Company entered into an agreement to form a joint venture with AdvancePCS to provide specialty pharmacy services to AdvancePCS’ clients and their members.  The joint venture is named AdvancePriority SpecialtyRx.  AdvancePCS owned 51% of the venture and the Company owned 49% until February 28, 2003, when AdvancePCS acquired the Company’s 49% ownership.  The Company expects to recover its initial investment as a result of this sale.  During the years ended December 29, 2001 and December 28, 2002, the results of operations of the joint venture were not material to the results of the Company.  On December 28, 2002, other assets totaled $4.8 million and represented the Company’s total investment in and long term advances to the joint venture, net of losses incurred to date.

Note 3—Acquisitions

          On January 20, 2001, the Company completed an acquisition of the majority of the operating assets of Freedom Drug, an infertility specialty pharmacy.  The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition.  The total purchase price for the Freedom Drug assets was approximately $38.7 million, which included approximately $8.9 million for cash, inventory, accounts receivable, other current assets and fixed assets, approximately $8.4 million in assumed accounts payable and other current liabilities, and resulted in approximately $31.2 million of goodwill.  The results of operations of Freedom Drug prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements.

          On April 2, 2001, the Company completed an acquisition of the majority of the operating assets of Physicians Formulary International, Inc., a national distributor of biopharmaceuticals specializing in the outpatient surgery center market.  The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition.  The total purchase price for the Physicians Formulary assets was approximately $19.3 million, which included approximately $4.0 million for inventory, accounts receivable and fixed assets, approximately $2.0 million in assumed accounts payable and other current liabilities, and resulted in approximately $15.8 million of goodwill. The results of operations of Physicians Formulary prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements.

          On October 26, 2001, the Company completed an acquisition of the majority of the operating assets of InfuRx, a specialty pharmacy.  The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition.  The total purchase price for the InfuRx assets was approximately $13.8 million, which included approximately $1.9 million for inventory, accounts receivable and fixed assets, approximately $1.5 million in assumed accounts payable debt, and resulted in approximately $12.0 million of goodwill.  The results of operations of InfuRx prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements. In addition, if InfuRx achieves certain predetermined financial results during the fiscal year ending January 3, 2004, the Company will make additional payments.

          On March 11, 2002, the Company completed an acquisition of the majority of the operating assets of Hemophilia of the Sunshine State (“HOSS”), the leading provider of hemophilia products and services in the State of Florida.  The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition.  The total purchase price for the HOSS assets was approximately $30.2 million, which included approximately $5.3 million for inventory, accounts receivable and fixed assets, approximately $900,000 in assumed accounts payable debt, and resulted in approximately $25.1 million of goodwill.  The results of operations of HOSS prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements. In addition, if HOSS achieves certain predetermined financial results during the fiscal year ending January 3, 2004, the Company will make additional payments.

Note 4—Marketable Securities

          Marketable securities are carried on the balance sheet at their market value.  Marketable securities at December 29, 2001 and December 28, 2002 consist of the following:

	(In Thousands)

	2001	2002

Mutual funds	$2,079	$2,226
Corporate bonds	89,945	44,111
Commercial paper	2,142	—

	$94,166	$46,337

These investments had a fair value of approximately $122.3 million (which includes approximately $28.1 million classified as cash equivalents) and $78.6 million (which includes approximately $32.3 million classified as cash equivalents) at December 29, 2001 and December 28, 2002, respectively.  At December 29, 2001 and December 28, 2002, the book value of these investments approximated their market value.  There were no significant gross realized gains or losses on sales of available-for-sale securities in 2001 or 2002.  All available-for-sale securities are due in one year or less.

Note 5—Fixed Assets

          Fixed assets at December 29, 2001 and December 28, 2002 consist of the following:

	(In Thousands)

	2001	2002

Computer hardware and software	$5,012	$7,699
Furniture and equipment	3,359	6,045
Leasehold improvements	1,093	1,813
Transportation equipment	647	617

	10,111	16,174
Less: accumulated depreciation	(2,334)	(4,628)

	7,777	11,546
Construction in progress	2,051	2,203

	$9,828	$13,749

Depreciation expense was $848,000, $1.5 million and $2.7 million for the years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively.  The impairment of fixed asset charge of $2.4 million in 2002 resulted from writing off computer hardware and application software for a project that began in 2000 and was discontinued in 2002.

Note 6—Intangibles

          Intangibles at December 29, 2001 and December 28, 2002 consist of the following:

	(In Thousands)

	2001	2002

Goodwill	$59,081	$95,412
Accumulated amortization	(3,179)	(3,179)

Goodwill, net	55,902	92,233

Other	1,539	1,539
Accumulated amortization	(887)	(987)

Other, net	652	552

Intangibles, net	$56,554	$92,785

Amortization expense was $487,000, $1.9 million and $100,000 for the years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001.  A reconciliation of previously reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, is as follows for the years ended December 30, 2000, December 29, 2001 and December 28, 2002:

	(In Thousands, Except Share Data)

	2000	2001	2002

Reported net earnings	$28,079	$27,720	$43,586
Add back: Goodwill amortization	226	1,112	—

Adjusted net earnings	$28,305	$28,832	$43,586

Basic earnings per share:
Reported basic earnings per share	$.66	$.64	$1.00
Goodwill amortization	.01	.02	—

Adjusted basic earnings per share	$.67	$.66	$1.00

Diluted earnings per share:
Reported diluted earnings per share	$.65	$.62	$.98
Goodwill amortization	.01	.03	—

Adjusted diluted earnings per share	$.66	$.65	$.98

Note 7—Income Taxes

          The provision for income taxes includes state income taxes of $1.4 million, $1.7 million and $2.7 million for the years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively.

The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:

	2000	2001	2002

Percentage of earnings before taxes:
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes on income, net of federal income tax benefit	2.0%	2.5%	2.5%

Effective rate	37.0%	37.5%	37.5%

Presented below are the significant elements of the net deferred tax balance sheet accounts at December 29, 2001 and December 28, 2002:

	(In Thousands)

	2001	2002

Deferred tax asset:
Receivables	$1,215	$2,039
Finished goods inventories	51	298
Investments	757	638
Deferred compensation	517	697
State taxes	289	—
Accrued expenses	611	884

Total deferred tax assets	3,440	4,556

Deferred tax liabilities:
Fixed assets	(1,545)	(1,415)
Intangibles	(452)	(2,241)

Total deferred tax liabilities	(1,997)	(3,656)

Total net deferred income taxes	1,443	900
Less current deferred tax assets	(2,165)	(3,221)

Non current deferred income taxes	$(722)	$(2,321)

Note 8—Profit Sharing Plan

          All employees are generally eligible to participate in the Profit Sharing Plan as of the first January 1, April 1, July 1 or October 1 after having completed at least three months of service (as defined in the Profit Sharing Plan) and having reached age 18 (“Participant”).  Participants are generally eligible to receive an annual contribution from the Company after having completed at least one year of service (as defined in the Profit Sharing Plan) and having reached age 18.  The annual contribution of the Company to the Profit Sharing Plan is at the discretion of the Board of Directors of the Company and has historically been 6.5% to 8.0% of the Participant’s compensation for the year. The employer contribution for a year is allocated among the Participants employed on the last day of the year in proportion to their relative compensation for the year. The Profit Sharing Plan expense for the years ended December 30, 2000, December 29, 2001 and December 28, 2002 was $653,000, $1.0 million and $1.8 million, respectively.

Note 9—Capital Stock

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

          On August 24, 1999, the Board of Directors approved the purchase of up to 4,000,000 shares of the Company’s outstanding shares of Class B Common Stock.  This purchase was approved through August 23, 2000.  In 1999, 2,609,716 shares were purchased at an average price of $11.62 and were included in treasury stock.  In 2000, the Company did not purchase shares under this plan.  The Company purchased the treasury stock because management felt the market undervalued the stock.

          On July 19, 2001, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s outstanding shares of Class B Common Stock.  This purchase was approved through July 18, 2002.  In 2001, 153,500 shares were purchased at an average price of $23.93 and were included in treasury stock.  In 2002, 55,000 shares were purchased at an average price of $22.20 and were included in treasury stock. The Company purchased the treasury stock because management felt the market undervalued the stock.

          On July 18, 2002, the Board of Directors approved the purchase of up to 1,000,000 shares of the Company’s outstanding shares of Class B Common Stock.  On August 14, 2002 the Board of Directors approved an additional purchase of up to 1,000,000 shares of the Company’s outstanding shares of Class B Common Stock.  These purchases were approved through July 17, 2003.  In 2002, 585,300 shares were purchased at an average price of $20.45 and were included in treasury stock. The Company purchased the treasury stock because management felt the market undervalued the stock.

          On October 19, 2000, the Company announced that the Board of Directors authorized a 2-for-1 stock split of the Company’s Common Stock to be effected as a stock dividend to all shareholders of record at the close of business on November 8, 2000, the Record Date. Shareholders on the Record Date received a stock dividend of one share for each one share held.  The stock dividend was paid on November 22, 2000.  Holders of the Class A Common Stock received Class A shares in the split and holders of Class B Common Stock received Class B shares. The amounts presented herein give effect to the stock split as if it had occurred at the beginning of all periods presented.

Note 10—Stock Option Plans

          On August 25, 1997, the Board of Directors and BWI, as sole shareholder of the Company, adopted the 1997 Stock Option and Incentive Plan (the “1997 Stock Option Plan”).  Under the 1997 Stock Option Plan, the Company may award stock options and shares of restricted stock to officers, key employees and consultants of the Company.  The aggregate number of shares of Class B Common Stock that may be awarded under the 1997 Stock Option Plan is 6,400,000, subject to adjustment in certain events. No individual participant may receive awards for more than 300,000 shares in any calendar year.

          Under the 1997 Stock Option Plan, awards of restricted shares may be made, in which case the grantee would be granted shares of Class B Common Stock, subject to any determined forfeiture or transfer restrictions.  During the year ended December 28, 2002, 53,000 restricted shares were granted with a grant date fair value of $24.35 per share.  At December 28, 2002, all 53,000 restricted shares were outstanding.  The value of these restricted shares will be charged to compensation expense over the vesting period of 4 years.

          The Compensation Committee of the Board of Directors administers the 1997 Stock Option Plan and has the authority to select those officers and key employees to whom awards will be made, to designate the number of shares to be covered by each award, to establish vesting schedules, and to specify all other terms of the awards.  With respect to stock options that are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the option price must be at least 100% (or, in the case of a holder of more than 10% of the total combined voting power of the Company’s stock, 110%) of the fair market value of a share of Class B Common Stock on the date of the grant of the stock option.  The Compensation Committee will establish the exercise price of options that do not qualify as incentive stock options (“non-qualified stock options”).  No options may be exercised more than 10 years from the date of grant, or for such shorter period as the Compensation Committee may determine at the date of grant.  Awards of options are not transferable other than pursuant to the laws of descent and distribution.

          On August 25, 1997, the Board of Directors and BWI, as sole shareholder of the Company, approved the adoption of the Outside Directors Stock Option Plan (the “Directors Plan”).  The Directors Plan reserves for issuance 75,000 shares of the Company’s Class B Common Stock, subject to adjustment in certain events.  Pursuant to the Directors Plan, each non-employee director will be automatically granted an option to purchase 3,000 shares of Class B Common Stock on June 1 of each year beginning June 1, 1998.  The option exercise price per share will be the fair market value of one share of Class B Common Stock on the date of grant.  Each option becomes exercisable six months following the date of grant and expires 10 years following the date of grant.

          On September 15, 1998, the Board of Directors of the Company approved the adoption of the Broad Based Stock Option Plan (the “Broad Based Plan”).  The Broad Based Plan reserves for issuance 1,837,323 shares of the Company’s Class B Common Stock, subject to adjustment in certain events.  The number of shares which may be granted under the Broad Based Plan during any calendar year shall not exceed 50,000 shares to any one person.  The Compensation Committee of the Board of Directors administers the Broad Based Plan and establishes vesting schedules.  Each option expires 10 years following the date of grant.

          In accordance with the provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock option plans, and accordingly, generally does not recognize compensation expense related to options granted to employees.  If the Company had elected to recognize compensation expense based on the fair value of the options at the grant date as prescribed by SFAS No. 123, pro forma net income and earnings would have been:

	Year ended December 30, 2000	Year ended December 29, 2001	Year ended December 28, 2002

	(In Thousands, Except Share Data)
Net earnings – as reported	$28,079	$27,720	$43,586
Pro forma impact of Company option grants	(5,531)	(11,580)	(11,566)

Pro forma net earnings	$22,548	$16,140	$32,020
Pro forma earnings per share:
Basic	$0.53	$0.37	$0.73
Diluted	$0.52	$0.36	$0.72

          The fair values of the Company’s 2000, 2001 and 2002 option grants were estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

	2000	2001	2002

Risk free interest rate	5.80%	3.64%	2.89%
Expected dividend yield	.00%	.00%	.00%
Expected life of options	4.23	2.50	3.45
Volatility of stock price	63.13%	79.02%	73.55%
Weighted average fair value of options	$14.22	$15.37	$13.18

          Changes in stock options under all of the Company’s plans are shown below:

	Number of shares	Weighted average price per share

Options outstanding at December 31, 1999 (640,986 shares exercisable)	4,648,318	$9.62
Forfeited during 2000	(141,380)	$17.77
Granted during 2000	2,055,740	$26.39
Exercised during 2000	(1,692,978)	$6.68

Options outstanding at December 30, 2000 (460,210 shares exercisable)	4,869,700	$17.52
Forfeited during 2001	(282,952)	$25.99
Granted during 2001	1,472,260	$31.22
Exercised during 2001	(903,776)	$9.32

Options outstanding at December 29, 2001 (756,435 shares exercisable)	5,155,232	$22.40
Forfeited during 2002	(337,258)	$27.23
Granted during 2002	995,540	$24.88
Exercised during 2002	(238,546)	$15.58

Options outstanding at December 28, 2002 (2,100,353 shares exercisable)	5,574,968	$22.83

Available for grant at December 28, 2002	567,718

          Additional information regarding the Company’s options outstanding at December 28, 2002 is shown below:

Range of Exercise Prices	Number Outstanding	Outstanding Weighted Average Remaining Contractual Life	Outstanding Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price

$ 4.63 to $15.63	1,120,686	5.74 Years	$8.96	893,285	$8.63
$17.00 to $24.35	1,680,022	8.26 Years	$21.31	465,549	$18.11
$25.13 to $27.66	1,493,350	7.92 Years	$27.46	545,045	$27.53
$30.15 to $38.38	1,280,910	8.59 Years	$31.54	196,474	$33.45

Note 11—Commitments

          The Company leases warehouse and office space under noncancelable operating leases expiring at various dates through 2007, with options to renew for various periods. Minimum commitments under leases aggregate $1.9 million for 2003, $1.6 million for 2004, $740,000 for 2005, $316,000 for 2006 and  $239,000 for 2007.

          The consolidated rent expense for the years ended December 30, 2000, December 29, 2001 and December 28, 2002 was $874,000, $1.3 million and $1.7 million, respectively, of which approximately $135,000 in 2000, $79,000 in 2001 and $39,000 in 2002 pertained to leases with terms of one year or less.

Note 12—Major Customers and Other Concentrations

          The Company services customers in all 50 states. During the years ended December 30, 2000, December 29, 2001 and December 28, 2002 the Company had one third party payor which accounted for 11%, 13% and 10%, respectively, of the Company’s net sales.  The Company sells goods and services to its customers on various payment terms which entail accounts receivable exposure. Although the Company monitors closely the creditworthiness of its customers, there can be no assurance that the Company will not incur a write-off or writedown of a significant account in the future.

          Product provided by one of the Company’s largest vendors accounted for approximately 21%, 13% and 11% of net sales in the years ended December 30, 2000, December 29, 2001 and December 28, 2002, respectively. In addition, the sale of one product supplied by this vendor accounted for approximately 15%, 7% and 4% of net sales in 2000, 2001 and 2002, respectively. The Company has another vendor whose products accounted for approximately 13%, 15% and 16% of net sales in 2000, 2001 and 2002, respectively. The Company has another vendor whose one product accounted for approximately 18%, 17% and 15% of net sales in 2000, 2001 and 2002, respectively. These products are available only from these manufacturers and the Company must maintain a good working relationship with these manufacturers.

Note 13—Legal Proceedings

          The Company is subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is expected to be material to the Company’s results of operations, financial condition or cash flows.

          In February, 2003, the litigation involving IV-1, Inc. and IV-One Services, Inc. (subsidiaries of the Company) with Amgen, Inc. was settled and the Company was not required to contribute any funds to the settlement of the litigation.  Amgen, Inc. has executed a release releasing the Company from all claims and/or causes of action that could be asserted by Amgen against the Company in connection with the subject matter of that litigation.

Note 14—Selected Quarterly Financial Data (Unaudited)

	Quarter ended March 31, 2001	Quarter ended June 30, 2001	Quarter ended September 29, 2001	Quarter ended December 29, 2001

	(In Thousands, Except Share Data)
Net sales	$168,346	$200,578	$209,724	$226,472
Gross profit	21,610	21,966	23,182	25,391
Net earnings	8,733	3,067	7,704	8,216
Earnings per share:
Basic	$.20	$.07	$.18	$.19
Diluted	$.20	$.07	$.17	$.19
Weighted average shares outstanding:
Basic	43,179,651	43,666,335	43,695,832	43,628,251
Diluted	44,598,467	45,050,207	44,307,367	44,266,299

	Quarter ended March 30, 2002	Quarter ended June 29, 2002	Quarter ended September 28, 2002	Quarter ended December 28, 2002

	(In Thousands, Except Share Data)
Net sales	$266,457	$290,999	$306,009	$336,926
Gross profit	29,830	32,896	35,338	39,146
Net earnings	9,619	10,710	11,695	11,562
Earnings per share:
Basic	$.22	$.24	$.27	$.27
Diluted	$.22	$.24	$.27	$.26
Weighted average shares outstanding:
Basic	43,770,371	43,976,292	43,597,491	43,452,655
Diluted	44,610,992	44,699,328	44,032,375	44,070,437

          During the second quarter of 2001, the Company recorded a charge of approximately $6.3 million predominantly related to the write off of certain receivables that were determined to be uncollectible in the second quarter and the write off of an investment in an internet content management company.

          During the fourth quarter of 2002, the Company recorded a charge of approximately $2.4 million related to the write off of computer hardware and the discontinued development of application software for a project that began in 2000 and was discontinued in 2002.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There have been no changes in or disagreements with the Company’s independent certified public accountants on accounting or financial disclosures.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.  Information concerning the executive officers of the Company is included under the caption “Executive Officers of the Company” at the end of Part I of this Annual Report.  Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION.

          The information required by this Item concerning remuneration of the Company’s officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14.	CONTROLS AND PROCEDURES.

          The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act.  Based on that evaluation, the President and Chief

Executive Officer and the Chief Financial Officer and Treasurer concluded that disclosure controls and procedures are effective.

          There have been no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

	(a)	1.	Financial Statements:

The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Certified Public Accountants

Consolidated Statements of Earnings for the years ended December 30, 2000, December 29, 2001 and December 28, 2002

Consolidated Balance Sheets as of December 29, 2001 and December 28, 2002

Consolidated Statements of Cash Flows for the years ended December 30, 2000, December 29, 2001 and December 28, 2002

Consolidated Statements of Shareholders’ Equity for the years ended December 30, 2000, December 29, 2001 and December 28, 2002

Notes to Consolidated Financial Statements

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

None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIORITYHEALTHCARE CORPORATION

	By:	/s/ STEVEN D. COSLER

Dated: March 26, 2003		Steven D. Cosler
President and Chief Executive Officer

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM E. BINDLEY	Chairman of the Board	March 26, 2003

William E. Bindley

/s/ ROBERT L. MYERS	Vice Chairman and Chairman of the Executive Committee	March 26, 2003

Robert L. Myers

/s/ STEVEN D. COSLER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

Steven D. Cosler

/s/ DONALD J. PERFETTO	Chief Operating Officer and Director	March 26, 2003

Donald J. Perfetto

/s/ STEPHEN M. SAFT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 26, 2003

Stephen M. Saft

/s/ KATHLEEN R. HURTADO	Director	March 26, 2003

Kathleen R. Hurtado

/s/ MICHAEL D. MCCORMICK	Director	March 26, 2003

Michael D. McCormick

/s/ RICHARD W. ROBERSON	Director	March 26, 2003

Richard W. Roberson

/s/ THOMAS J. SALENTINE	Director	March 26, 2003

Thomas J. Salentine

CERTIFICATIONS

I, Steven D. Cosler, certify that:

          1.  I have reviewed this annual report on Form 10-K of Priority Healthcare Corporation;

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: March 28, 2003

/s/ STEVEN D. COSLER

Steven D. Cosler
President and Chief Executive Officer

I, Stephen M. Saft, certify that:

          1.  I have reviewed this annual report on Form 10-K of Priority Healthcare Corporation;

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: March 28, 2003

/s/ STEPHEN M. SAFT

Stephen M. Saft
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Shareholders of Priority Healthcare Corporation

Our audits of the consolidated financial statements referred to in our report dated February 18, 2003, except as to Note 2 which is dated March 20, 2003, appearing in this Annual Report to Shareholders of Priority Healthcare Corporation on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
Orlando, Florida
February 18, 2003, except as to Note 2 which is dated March 20, 2003

PRIORITY HEALTHCARE CORPORATION
FINANCIAL STATEMENT SCHEDULE II –
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(000’s omitted)

	Balances at Beginning Of Year	Charged To Costs And Expenses	Charged To Other Accounts	Accounts Written Off Net Of Recoveries	Balances at End Of Year

Allowances for doubtful accounts:
Year ended December 30, 2000	1,764	5,610	—	(4,420)	2,954
Year ended December 29, 2001	2,954	4,920	—	(4,635)	3,239
Year ended December 28, 2002	3,239	2,449	—	(251)	5,437

INDEX TO EXHIBITS

Exhibit Number	Document Description	Sequential Page Number

3-A	(6) (i) Restated Articles of Incorporation of the Registrant.
(9) (ii) Articles of Amendment to the Restated Articles of Incorporation of the Registrant.

3-B	(10) By-Laws of the Registrant, as amended to date.

10-A	(1) Administrative Services Agreement between the Registrant and BWI.

10-B	(1) Tax Sharing Agreement between the Registrant and BWI.

10-C	(1) (i)*1997 Stock Option and Incentive Plan of the Registrant.
(2) (ii)*First Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.
(8) (iii)*Second Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.
(14) (iv)*Third Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.

10-D	(1) *Outside Directors Stock Option Plan of the Registrant.

10-E	(1) *Termination Benefits Agreement between the Registrant and Robert L. Myers dated July 1, 1996.

10-F	*Executive Employment Agreement between the Registrant and Steven D. Cosler dated November 19, 2002.

10-G	*Executive Employment Agreement between the Registrant and Guy F. Bryant dated December 6, 2002.

10-H	(11) * Form of Termination Benefits Agreement between the Registrant and each of Messrs. Bryant, Cosler and Perfetto and Ms. Shanahan.

10-I	(11) *Form of Noncompete Agreement, dated January 1, 2000, between the Registrant and each of Messrs. Bryant, Cosler and Perfetto.

10-J	(15) *Employee Confidentiality/Noncompetition Agreement, dated August 31, 2001, between the Registrant and Stephen M. Saft.

10-K	(15) *Noncompete Agreement, dated January 2, 2002, between the Registrant and Rebecca M. Shanahan.

10-L	(1) Indemnification and Hold Harmless Agreement between the Registrant and BWI.

10-M	*Executive Employment Agreement between the Registrant and Donald J. Perfetto dated November 22, 2002.

10-N	(17) *Form of Restricted Stock Agreement between the Registrant and each of Guy F. Bryant, Steven D. Cosler, Donald J. Perfetto, Stephen M. Saft, Rebecca M. Shanahan and William M. Woodard.

10-0	*Executive Employment Agreement between the Registrant and Stephen M. Saft dated November 19, 2002.

10-P	(3) *(i)Broad Based Stock Option Plan of the Registrant.
(7) *(ii)First Amendment to the Broad Based Stock Option Plan of the Registrant.
(13) *(iii)Second Amendment to the Broad Based Stock Option Plan of the Registrant.

10-Q	(4) *Profit Sharing Plan of Priority Healthcare Corporation and Subsidiaries.
(11) *(i)First Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and Affiliates.
(11) *(ii)Second Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and Affiliates.
(12) *(iii)Third Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and Affiliates.
(15) *(iv)Fourth Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and Affiliates.
(15) *(v)Fifth Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and Affiliates.
(16) *(vi)Sixth Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and Affiliates.
*(vii) Seventh Amendment to the Profit Sharing Plan of Priority Healthcare Corporation and Affiliates.

10-R	(7) *Priority Healthcare Corporation 401(k) Excess Plan.

10-S	*(i) Nonqualified Deferred Compensation Plan of the Registrant.
*(ii) Nonqualified Deferred Compensation Plan Adoption Agreement.
*(iii) Nonqualified Deferred Compensation Plan Rabbi Trust Agreement.

10-T	*Executive Employment Agreement between the Registrant and Rebecca M. Shanahan dated November 20, 2002.

10-V	(5) Distribution Agreement, dated as of October 23, 1998, between the Registrant and Bindley Western Industries, Inc.

21	Subsidiaries of the Registrant.

23	Consent of Independent Accountants.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-34463) is incorporated herein by reference.

(2)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10- Q for the quarter ended September 30, 1998 is incorporated herein by reference.

(3)	The copy of this exhibit filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8(Registration No. 333-65927) is incorporated herein by reference.

(4)	The copy of this exhibit filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8(Registration No. 333-69921) is incorporated herein by reference

(5)	The copy of this exhibit filed as Exhibit 10 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 4, 1999, is incorporated herein by reference.

(6)	The copy of this exhibit filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-82481) is incorporated herein by reference.

(7)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

(8)	The copy of this exhibit filed as Exhibit 4.3(iii) to the Company’s Registration Statement on Form S-8 (Registration No. 333-82481) is incorporated herein by reference.

(9)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000 is incorporated herein by reference.

(10)	The copy of this exhibit filed as the same exhibit number to the Company’s Current Report on Form 8-K, as filed with the Commission on April 26, 2000, is incorporated herein by reference.

(11)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

(12)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2000 is incorporated herein by reference.

(13)	The copy of this exhibit filed as Exhibit 4.3(iii) to the Company’s Registration Statement on Form S-8 (Registration No. 333-56882) is incorporated herein by reference.

(14)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference.

(15)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001 is incorporated herein by reference.

(16)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2002 is incorporated herein by reference.

(17)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 is incorporated herein by reference.