Form 10-Q
period 2003-03-29
PRIORITY HEALTHCARE CORP
filed 2003-05-06
CIK 1037975

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-23249

PRIORITY HEALTHCARE CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1927379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Technology Park Lake Mary, Florida	32746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 804-6700

250 Technology Park, Suite 124

Lake Mary, Florida

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

Yes ☒             No ☐

As of April 21, 2003, the number of shares outstanding of each of the issuer’s classes of common stock were as follows:

Class A Common Stock – 6,812,607

Class B Common Stock – 36,757,951

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(000’s omitted, except share data)

(unaudited)

	Three-month period ended March 29, 2003	Three-month period ended March 30, 2002
Net sales	$351,529	$266,457
Cost of products sold	311,244	236,627

Gross profit	40,285	29,830
Selling, general and administrative expense	18,725	14,661
Depreciation and amortization	927	646

Earnings from operations	20,633	14,523
Interest income	461	867

Earnings before income taxes	21,094	15,390
Provision for income taxes	7,910	5,771

Net earnings	$13,184	$9,619

Earnings per share:
Basic	$.30	$.22
Diluted	$.30	$.22
Weighted average shares outstanding:
Basic	43,521,657	43,770,371
Diluted	44,010,503	44,610,992

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except share data)

	(unaudited)
	March 29, 2003	December 28, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$57,425	$37,031
Marketable securities	28,247	46,337
Receivables, less allowance for doubtful accounts of $5,749 and $5,437, respectively	169,629	163,688
Finished goods inventory	103,998	108,604
Deferred income taxes	3,221	3,221
Other current assets	16,437	14,667

	378,957	373,548
Fixed assets, net	15,301	13,749
Other assets	1,976	4,780
Intangibles, net	92,760	92,785

Total assets	$488,994	$484,862

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$151,377	$142,666
Other current liabilities	26,474	45,448

	177,851	188,114

Deferred income taxes	2,321	2,321

Commitments and contingencies (note 5)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 55,000,000 shares authorized, 6,814,589 and 6,880,497 issued and outstanding, respectively	68	69
Class B, $0.01 par value, 180,000,000 shares authorized, 38,582,729 and 38,516,821 issued, respectively	386	385
Additional paid in capital	187,311	187,158
Retained earnings	150,257	137,073

	338,022	324,685
Less: Class B Common unearned restricted stock, 53,000 and 53,000 shares, respectively	(1,024)	(1,291)
Class B Common stock in treasury (at cost), 1,832,525 and 1,884,078 shares, respectively	(28,176)	(28,967)

Total shareholders’ equity	308,822	294,427

Total liabilities and shareholders’ equity	$488,994	$484,862

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Three-month period ended March 29, 2003	Three-month period ended March 30, 2002
Cash flow from operating activities:
Net earnings	$13,184	$9,619
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	927	646
Provision for doubtful accounts	576	467
Tax benefit from stock option exercises	203	356
Compensation expense on restricted stock grants	267	—
Change in assets and liabilities, net of acquisitions:
Receivables	(6,517)	(18,028)
Finished goods inventory	4,606	5,387
Accounts payable	8,711	(8,811)
Other current assets and liabilities	(20,370)	(4,823)

Net cash provided (used) by operating activities	1,587	(15,187)

Cash flow from investing activities:
Sales, net of purchases, of marketable securities	18,090	32,923
Purchases of fixed assets	(2,454)	(1,849)
Decrease (increase) in other assets	2,430	(1,225)
Acquisition of businesses	—	(19,213)

Net cash provided by investing activities	18,066	10,636

Cash flow from financing activities:
Proceeds from stock option exercises	741	1,898

Net cash provided by financing activities	741	1,898

Net increase (decrease) in cash	20,394	(2,653)
Cash and cash equivalents at beginning of period	37,031	32,758

Cash and cash equivalents at end of period	$57,425	$30,105

Supplemental non-cash investing and financing activities:
Acquisition liabilities	$—	$7,227
Stock issued in connection with acquisition	$—	$5,000

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements for the three-month periods ended March 29, 2003 and March 30, 2002 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

2.	A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the three-month periods ended March 29, 2003 and March 30, 2002:

	(000’s omitted)
	Three-month period ended March 29, 2003	Three-month period ended March 30, 2002
Weighted average number of Class A and Class B Common shares outstanding used as the denominator in the basic earnings per share calculation	43,522	43,770
Additional shares assuming exercise of dilutive stock options	417	841
Additional shares assuming unearned restricted stock is earned	30	—
Additional shares assuming contingently issuable shares related to acquisitions are issued	42	—

Weighted average number of Class A and Class B Common and equivalent shares used as the denominator in the diluted earnings per share calculation	44,011	44,611

Options to purchase 3.6 million and 1.3 million shares with exercise prices greater than the average market prices of common stock during the three-month periods ended March 29, 2003 and March 30, 2002 were outstanding at March 29, 2003 and March 30, 2002, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

3.	In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. Finally, this statement amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. As required, the Company adopted this statement effective in 2002. The adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

In accordance with the provision of SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock option plans. Accordingly, the Company uses the intrinsic-value method of accounting for stock options granted to employees and does not currently recognize compensation expense for its stock option awards to employees in the consolidated statements of earnings. If the Company had elected to recognize compensation expense based on the fair value of the options at the grant date as prescribed by SFAS No. 123, pro forma net income and earnings would have been:

	(In Thousands, Except Share Data)
	Three-month period ended March 29, 2003	Three-month period ended March 30, 2002
Net earnings – as reported	$13,184	$9,619
Pro forma impact of Company option grants	(2,826)	(2,694)

Pro forma net earnings	$10,358	$6,925

Pro forma earnings per share:
Basic	$0.24	$0.16
Diluted	$0.24	$0.16

4.	On June 18, 2001, the Company entered into an agreement to form a joint venture with AdvancePCS to provide specialty pharmacy services to AdvancePCS’ clients and their members. The joint venture is named AdvancePriority SpecialtyRx. AdvancePCS owned 51% of the venture and the Company owned 49% until February 28, 2003, when AdvancePCS acquired the Company’s 49% ownership. The Company recovered its initial investment as a result of this sale. During the three-month periods ended March 29, 2003 and March 30, 2002, the results of operations of the joint venture were not material to the results of the Company. At March 29, 2003 and December 28, 2002, other assets totaled $2.0 million (recovered in April, 2003) and $4.8 million, respectively, and represented the Company’s total investment in and long term advances to the joint venture, net of losses incurred to such dates.

5.	The Company is subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is expected to be material to the Company’s results of operations, financial condition or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

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

Introduction

Priority Healthcare Corporation was formed in June 1994 to succeed to the business operations of companies previously acquired by Bindley Western Industries, Inc. (“BWI”). From our formation through our initial public offering, or IPO, on October 24, 1997, we operated as a wholly owned subsidiary of BWI, and procured a number of services from, and engaged in a number of financial and other transactions with, BWI. After the IPO, we continued to be controlled by BWI, but operated on a stand-alone basis. On

December 31, 1998, BWI distributed to the holders of BWI common stock on December 15, 1998 all of the shares of our Class A Common Stock owned by BWI, making Priority Healthcare Corporation a stand-alone public company.

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

Priority also fills individual patient prescriptions, primarily for self-administered biopharmaceuticals. These patient-specific prescriptions are filled at licensed pharmacies in Lake Mary, Florida, Byfield, Massachusetts, New Castle, Delaware, Memphis, Tennessee, Oldsmar, Florida and New York, New York and are shipped directly to the patient overnight in specialized packages. We also provide disease treatment programs for hepatitis, cancer, infertility, hemophilia, human growth hormone deficiency, rheumatoid arthritis, Crohn’s disease, respiratory syncytial virus (RSV), pulmonary hypertension, pain management, multiple sclerosis and other diseases.

Results of Operations

The following table sets forth for the periods indicated, the percentages of net sales represented by the respective financial items:

	Three-month period ended March 29, 2003	Three-month period ended March 30, 2002
Net sales	100.0%	100.0%
Cost of products sold	88.5	88.8

Gross profit	11.5	11.2
Selling, general and administrative expense	5.3	5.5
Depreciation and amortization	.3	.2

Earnings from operations	5.9	5.5
Interest income	.1	.3

Earnings before income taxes	6.0	5.8
Provision for income taxes	2.3	2.2

Net earnings	3.8%	3.6%

Net sales increased to $351.5 million in the first three months of 2003 from $266.5 million in the first three months of 2002, an increase of 32%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisition of HOSS effective March 11, 2002 and inflationary price increases. The additional net sales attributed to the acquisition of HOSS in the first three months of 2003 (prior to March 11, 2003) represented approximately 2% of the total net sales in the first three months of 2003.

Gross profit increased to $40.3 million in the first three months of 2003 from $29.8 million in the first three months of 2002, an increase of 35%. The increase in gross profit reflected increased sales and the acquisition of HOSS. Gross profit as a percentage of net sales increased in the first three months of 2003 to 11.5% from 11.2% in the first three months of 2002. This increase was primarily attributable to the change in sales mix, as higher margin products experienced increased sales. Competition continues to exert pressure on margins.

Selling, general and administrative (“SGA”) expense increased to $18.7 million in the first three months of 2003 from $14.7 million in the first three months of 2002, an increase of 28%. SGA expense as a percentage of net sales decreased in the first three months of 2003 to 5.3% from 5.5% in the first three months of 2002. The increase in SGA expense reflected the growth in our business, costs related to new business relationships with drug manufacturers, significant premium increases for property and liability insurance, increased costs attributable to providing more clinically oriented services and the acquisition of HOSS. The decrease in SGA expense as a percentage of net sales resulted from spreading fixed costs over a larger sales base in 2003. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

Depreciation and amortization (“D&A”) increased to $927,000 in the first three months of 2003 from $646,000 in the first three months of 2002, an increase of 43%. The increase in D&A was primarily the result of additional depreciation on computer hardware and software, furniture and equipment, transportation equipment, telephone equipment and leasehold improvements.

Interest income decreased to $461,000 in the first three months of 2003 from $867,000 in the first three months of 2002, a decrease of 47%. In the first three months of 2003 we earned 2.18% on an average invested balance of $84.5 million. In the first three months of 2002 we earned 3.18% on an average invested balance of $109.1 million. The decrease in interest income was due to the lower average invested balance and the lower interest rate earned. In the first three months of 2003 and 2002 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

The provision for income taxes in the first three months of 2003 and 2002 represented 37.5% of earnings before income taxes.

Liquidity—Capital Resources.

Net cash provided by operating activities.    Our operations generated $1.6 million in cash during the first three months of 2003. Receivables increased $6.5 million during the first three months of 2003, primarily to support the increase in sales and due to the extension of credit terms to meet competitive conditions. Finished goods inventory decreased $4.6 million during the first three months of 2003 partly due to our concerted effort to closely monitor inventory and maintain it at an optimal level and partly due to our taking advantage of purchasing opportunities during the fourth quarter of 2002 for certain inventory items that were sold during the first three months of 2003. The $8.7 million increase in accounts payable was in excess of the cash requirements for receivables; this increase was attributable to the timing of payments and credit terms negotiated with vendors. Other current assets and liabilities decreased cash by $20.4 million primarily due to the payment of 2002 income taxes, the payment of 2002 accrued expenses and an initial installment on 2003 property and liability insurance. We anticipate that our operations may require cash to fund our growth. D&A totaled $927,000, our provision for doubtful accounts totaled $576,000 and our compensation expense on stock grants totaled $267,000 during the first three months of 2003. During the first three months of 2003, we also generated $203,000 from the tax benefit related to stock option exercises.

Net cash provided by investing activities.    During the first three months of 2003, we sold $18.1 million of marketable securities that were in the over three month maturity category and placed them in the under three month maturity category (cash and cash equivalents) due to the low interest rates being earned. Capital expenditures during the first three months of 2003 totaled $2.5 million. Primarily these purchases were for computer hardware and software, furniture and equipment and leasehold improvements. We expect that capital expenditures during the last nine months of 2003 will be approximately $9 to $13 million and during 2004 will be approximately $11 to $15 million. We anticipate that these expenditures will relate primarily to the purchase of computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. During the first three months of 2003, other assets decreased $2.4 million due to recovering some of our investment in our joint venture upon its sale to AdvancePCS. We recovered the remaining portion of our investment in the joint venture in April, 2003.

Net cash provided by financing activities. During the first three months of 2003, we received proceeds of $741,000 from stock option exercises.

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

On March 29, 2003, we had cash and cash equivalents of $57.4 million, marketable securities of $28.2 million and working capital of $201.1 million. We believe that the cash and cash equivalents, marketable securities, working capital and cash from operations will be sufficient to meet our working capital needs for at least one year.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

10-Q	Priority Healthcare Corporation 401(k) Profit Sharing Plan.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

On April 17, 2003, Priority Healthcare Corporation furnished, not filed, a Form 8-K attaching a press release announcing its operating and financial results for the quarter ended March 29, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2003	PRIORITY HEALTHCARE CORPORATION

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

Date: May 6, 2003

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

Date: May 6, 2003

  /S/ STEPHEN M. SAFT

Stephen M. Saft

Chief Financial Officer and Treasurer