Form 10-Q
period 2003-06-28
PRIORITY HEALTHCARE CORP
filed 2003-08-05
CIK 1037975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

As of July 23, 2003, the number of shares outstanding of each of the issuer’s classes of common stock were as follows:

Class A Common Stock – 6,760,712

Class B Common Stock – 36,684,711

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(000’s omitted, except share data)

(unaudited)

	Six-month period ended June 28, 2003	Six-month period ended June 29, 2002	Three-month period ended June 28, 2003	Three-month period ended June 29, 2002

Net sales	$702,036	$557,456	$350,507	$290,999
Cost of products sold	623,967	494,730	312,723	258,103

Gross profit	78,069	62,726	37,784	32,896
Selling, general and administrative expense	37,525	30,434	18,800	15,773
Depreciation and amortization	2,010	1,303	1,083	657

Earnings from operations	38,534	30,989	17,901	16,466
Interest income	812	1,538	351	671

Earnings before income taxes	39,346	32,527	18,252	17,137
Provision for income taxes	14,755	12,198	6,845	6,427

Net earnings	$24,591	$20,329	$11,407	$10,710

Earnings per share:
Basic	$.56	$.46	$.26	$.24
Diluted	$.56	$.46	$.26	$.24
Weighted average shares outstanding:
Basic	43,549,394	43,873,331	43,577,129	43,976,292
Diluted	44,149,962	44,655,160	44,289,419	44,699,328

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except share data)

	June 28, 2003	December 28, 2002
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$58,237	$37,031
Marketable securities	23,532	46,337
Receivables, less allowance for doubtful accounts of $5,884 and $5,437, respectively	171,737	163,688
Finished goods inventory	107,188	108,604
Deferred income taxes	3,221	3,221
Other current assets	16,364	14,667

	380,279	373,548
Fixed assets, net	20,278	13,749
Other assets	—	4,780
Intangibles, net	92,788	92,785

Total assets	$493,345	$484,862

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$154,318	$142,666
Other current liabilities	18,394	45,448

	172,712	188,114

Deferred income taxes	2,321	2,321

Commitments and contingencies (note 5)
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 55,000,000 shares authorized, 6,764,900 and 6,880,497 issued and outstanding, respectively	68	69
Class B, $0.01 par value, 180,000,000 shares authorized, 38,632,418 and 38,516,821 issued, respectively	386	385
Additional paid in capital	187,762	187,158
Retained earnings	161,664	137,073

	349,880	324,685
Less: Class B Common unearned restricted stock, 53,000 and 53,000 shares, respectively	(869)	(1,291)
Class B Common stock in treasury (at cost), 1,952,495 and 1,884,078 shares, respectively	(30,699)	(28,967)

Total shareholders’ equity	318,312	294,427

Total liabilities and shareholders’ equity	$493,345	$484,862

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Six-month period ended June 28, 2003	Six-month period ended June 29, 2002
Cash flow from operating activities:
Net earnings	$24,591	$20,329
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	2,010	1,303
Provision for doubtful accounts	1,085	1,350
Tax benefit from stock option exercises	246	521
Compensation expense on restricted stock grants	464	—
Change in assets and liabilities, net of acquisitions:
Receivables	(9,134)	(27,380)
Finished goods inventory	1,416	(14,421)
Accounts payable	11,652	23,411
Other current assets and liabilities	(19,461)	(6,612)

Net cash provided (used) by operating activities	12,869	(1,499)

Cash flow from investing activities:
Sales, net of purchases, of marketable securities	22,805	32,576
Purchases of fixed assets	(8,489)	(3,763)
Decrease (increase) in other assets	4,465	(1,225)
Acquisition of businesses	(8,028)	(26,327)

Net cash provided by investing activities	10,753	1,261

Cash flow from financing activities:
Purchases of treasury stock	(3,434)	—
Proceeds from stock option exercises	1,018	2,428

Net cash (used) provided by financing activities	(2,416)	2,428

Net increase in cash	21,206	2,190
Cash and cash equivalents at beginning of period	37,031	32,758

Cash and cash equivalents at end of period	$58,237	$34,948

Supplemental non-cash investing and financing activities:
Acquisition liabilities	$—	$6,470
Stock issued in connection with acquisition	$1,000	$5,000

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements for the three-month and six-month periods ended June 28, 2003 and June 29, 2002 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

2.	A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the three-month and six-month periods ended June 28, 2003 and June 29, 2002:

	Six-month period ended June 28, 2003	Six-month period ended June 29, 2002	Three-month period ended June 28, 2003	Three-month period ended June 29, 2002
	(000’s omitted)
Weighted average number of Class A and Class B Common shares outstanding used as the denominator in the basic earnings per share calculation	43,549	43,873	43,577	43,976
Additional shares assuming exercise of dilutive stock options	537	782	656	723
Additional shares assuming unearned restricted stock is earned	33	—	36	—
Additional shares assuming contingently issuable shares related to acquisitions are issued	31	—	20	—

Weighted average number of Class A and Class B Common and equivalent shares used as the denominator in the diluted earnings per share calculation	44,150	44,655	44,289	44,699

Options to purchase 3.5 million and 2.9 million shares with exercise prices greater than the average market prices of common stock during the three-month periods ended June 28, 2003 and June 29, 2002 were outstanding at June 28, 2003 and June 29, 2002, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

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

	Six-month period ended June 28, 2003	Six-month period ended June 29, 2002	Three-month period ended June 28, 2003	Three-month period ended June 29, 2002

	(000’s omitted, except share data)
Net earnings—as reported	$24,591	$20,329	$11,407	$10,710
Pro forma impact of Company option grants	(5,663)	(5,413)	(2,834)	(2,719)

Pro forma net earnings	$18,928	$14,916	$8,573	$7,991

Pro forma earnings per share:
Basic	$0.43	$0.34	$0.20	$0.18
Diluted	$0.43	$0.33	$0.19	$0.18

4.	During the first six months of 2003, the Company paid $8.0 million in cash and $1.0 million in Class B Common Stock related to the 2001 acquisitions of Freedom Drug and InfuRx because Freedom Drug and InfuRx achieved certain predetermined financial results during the year ended December 28, 2002.

5.	The Company is subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is expected to be material to the Company’s results of operations, financial condition or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The following table sets forth for the periods indicated, the percentages of net sales represented by the respective financial items:

	Six-month period ended June 28, 2003	Six-month period ended June 29, 2002	Three-month period ended June 28, 2003	Three-month period ended June 29, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	88.9	88.7	89.2	88.7

Gross profit	11.1	11.3	10.8	11.3
Selling, general and administrative	5.3	5.5	5.4	5.4
Depreciation and amortization	.3	.2	.3	.2

Earnings from operations	5.5	5.6	5.1	5.7
Interest income	.1	.3	.1	.2

Earnings before income taxes	5.6	5.8	5.2	5.9
Provision for income taxes	2.1	2.2	2.0	2.2

Net earnings	3.5%	3.6%	3.3%	3.7%

Net sales increased to $702.0 million in the first six months of 2003 from $557.5 million in the first six months of 2002, an increase of 26%. Net sales increased to $350.5 million in the three months ended June 28, 2003, from $291.0 million in the three months ended June 29, 2002, an increase of 20%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisition of Hemophilia of the Sunshine State (“HOSS”) effective March 11, 2002 and inflationary price increases. The additional net sales attributed to the acquisition of HOSS in the first six months of 2003 (prior to March 11, 2003) represented approximately 1% of the total net sales in the first six months of 2003.

Gross profit increased to $78.1 million in the first six months of 2003 from $62.7 million in the first six months of 2002, an increase of 24%. Gross profit as a percentage of net sales decreased in the first six months of 2003 to 11.1% from 11.3% in the first six months of 2002. Gross profit increased to $37.8 million in the three months ended June 28, 2003, from $32.9 million in the three months ended June 29, 2002, an increase of 15%. Gross profit as a percentage of net sales decreased in the three months ended June 28, 2003, to 10.8% from 11.3% in the three months ended June 29, 2002. The increases in gross profit reflected increased sales and the acquisition of HOSS. The decreases in gross profit as a percentage of net sales was primarily attributable to infertility sales being negatively impacted by a change in the spread between Average Wholesale Price (AWP) and Wholesale Acquisition Cost (WAC), as published by First Databank, during part of the three months ended June 28, 2003, contraction on gross profit related to oncology distribution products and the change in sales mix, as lower margin products experienced increased sales. Competition continues to exert pressure on margins.

Selling, general and administrative (“SGA”) expense increased to $37.5 million in the first six months of 2003 from $30.4 million in the first six months of 2002, an increase of 23%. SGA expense as a percentage of net sales decreased in the first six months of 2003 to 5.3% from 5.5% in the first six months of 2002. SGA expense increased to $18.8 million in the three months ended June 28, 2003, from $15.8 million in the three months ended June 29, 2002, an increase of 19%. SGA expense as a percentage of net sales remained the same at 5.4% for both the three months ended June 28, 2003 and the three months ended June 29, 2002. The increases in SGA expense reflected the growth in our business, costs related to new business relationships with drug manufacturers, significant premium increases for property and liability insurance, increased costs attributable to providing more clinically oriented services and the acquisition of HOSS. The decrease in SGA expense as a percentage of net sales in the first six months of 2003 compared to the first six months of 2002 resulted from spreading fixed costs over a larger sales base in 2003. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

Depreciation and amortization (“D&A”) increased to $2.0 million in the first six months of 2003 from $1.3 million in the first six months of 2002, an increase of 54%. D&A increased to $1.1 million in the three months ended June 28, 2003, from $657,000 in the three months ended June 29, 2002, an increase of 65%. The increases in D&A were primarily the result of depreciation on newly acquired computer hardware and software, furniture and equipment, transportation equipment, telephone equipment and leasehold improvements.

Interest income decreased to $812,000 in the first six months of 2003 from $1.5 million in the first six months of 2002, a decrease of 47%. Interest income decreased to $351,000 in the three months ended June 28, 2003 from $671,000 in the three months ended June 29, 2002, a decrease of 48%. In the first six months of 2003 we earned 1.97% on an average invested balance of $82.6 million. In the first six months of 2002 we earned 2.75% on an average invested balance of $111.7 million. In the three months ended June 28, 2003 we earned 1.68% on an average invested balance of $83.7 million. In the three months ended June 29, 2002 we earned 2.86% on an average invested balance of $93.9 million. The decreases in interest income were due to the lower average invested balances and the lower interest rates earned. In the three-month and six-month periods ended June 28, 2003 and June 29, 2002 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

The provision for income taxes in the three-month and six-month periods ended June 28, 2003 and June 29, 2002 represented 37.5% of earnings before income taxes.

Liquidity—Capital Resources.

Net cash provided by operating activities. Our operations generated $12.9 million in cash during the first six months of 2003. Receivables increased $9.1 million during the first six months of 2003, primarily to support the increase in sales and due to the extension of credit terms to meet competitive conditions. Finished goods inventory decreased $1.4 million during the first six months of 2003 partly due to our concerted effort to closely monitor inventory and maintain it at an optimal level and partly due to our taking advantage of purchasing opportunities during the fourth quarter of 2002 for certain inventory items that were sold during the first six months of 2003. The $11.7 million increase in accounts payable was attributable to the timing of payments and credit terms negotiated with vendors. Other current assets and liabilities decreased cash by $19.5 million primarily due to the payment of 2002 income taxes, the payment of 2002 accrued expenses and an initial installment on 2003 property and liability insurance. We anticipate that our operations may require cash to fund our growth. D&A totaled $2.0 million, our provision for doubtful accounts totaled $1.1 million and our compensation expense on stock grants totaled $464,000 during the first six months of 2003. During the first six months of 2003, we also generated $246,000 from the tax benefit related to stock option exercises.

Net cash provided by investing activities. During the first six months of 2003, we sold $22.8 million of marketable securities that were in the over three month maturity category and placed them in the under three month maturity category (cash and cash equivalents). Capital expenditures during the first six months of 2003 totaled $8.5 million. Primarily these purchases were for our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. We expect that capital expenditures during the last six months of 2003 will be approximately $5 to $7 million and during 2004 will be approximately $11 to $15 million. We anticipate that these expenditures will relate primarily to our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. During the first six months of 2003, other assets decreased $4.5 million due to recovering our investment in our joint venture upon its sale to AdvancePCS. During the first six months of 2003, we also paid $8.0 million related to the 2001 acquisitions of Freedom Drug and InfuRx because Freedom Drug and InfuRx achieved certain predetermined financial results during the year ended December 28, 2002.

Net cash used by financing activities. During the first six months of 2003, we received proceeds of $1.0 million from stock option exercises. Also during the first six months of 2003, we purchased treasury stock for $3.4 million.

On July 17, 2003, the Board of Directors approved the purchase of up to 3,000,000 shares of our outstanding shares of Class B Common Stock. The purchases are approved through July 16, 2004. The purchases may be made from time to time in the open market or in privately negotiated transactions depending on market conditions and other considerations.

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

On June 28, 2003, we had cash and cash equivalents of $58.2 million, marketable securities of $23.5 million and working capital of $207.6 million. We believe that the cash and cash equivalents, marketable securities, working capital and cash from operations will be sufficient to meet our working capital needs for at least one year.

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

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange

Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2003 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

a)	The annual meeting of the shareholders of the Company was held on May 19, 2003.

b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2006:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
William E. Bindley	48,238,646	0	5,855,197	0
Steven D. Cosler	48,290,215	0	5,803,628	0
Kathleen R. Hurtado	48,500,379	0	5,593,465	0

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Michael D. McCormick	2004
Thomas J. Salentine	2004
Robert L. Myers	2005
Donald J. Perfetto	2005
Richard W. Roberson	2005

c)	Other matters voted upon and the results of the voting were as follows:

1)	The shareholders voted 53,107,596 in the affirmative and 949,158 in the negative, with 37,090 abstentions and 0 broker non-votes, to appoint PricewaterhouseCoopers LLP as auditors for the Company for 2003.

2)	The shareholders voted 47,395,405 in the affirmative and 2,834,834 in the negative, with 55,983 abstentions and 0 broker non-votes, to approve the Company’s Employee Stock Purchase Plan.

3)	The shareholders voted 46,798,134 in the affirmative and 3,397,294 in the negative, with 90,794 abstentions and 0 broker non-votes, to approve the Company’s 2003 Cash Bonus Performance Plan for Executives.

4)	The shareholders voted 37,846,320 in the affirmative and 12,330,208 in the negative, with 109,694 abstentions and 0 broker non-votes, to approve the proposed amendment to the Company’s 1997 Stock Option and Incentive Plan which increases from 6,400,000 to 7,900,000 the total number of shares of the Company’s Class B Common Stock subject to issuance under the plan.

Item 5.	Other Information.

On July 17, 2003 the Board of Directors of the Company appointed Glenn D. Steele, Jr. to the Company’s Board of Directors. The appointment is for a term expiring on the date of the 2004 annual meeting of shareholders.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

3-B	By-Laws of the Registrant, as amended to date.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1)	On June 19, 2003, Priority Healthcare Corporation filed a Form 8-K announcing that the Company has dismissed Ent & Imler CPA Group, PC as the independent auditors for the Priority Healthcare Corporation 401(k) Profit Sharing Plan (f/k/a Profit Sharing Plan of Priority Healthcare Corporation and Affiliates) and that the Company has retained Tedder, James, Worden & Associates, P.A. as such independent auditors.

2)	On July 17, 2003, Priority Healthcare Corporation furnished, not filed, a Form 8-K attaching a press release announcing its operating and financial results for the quarter ended June 28, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2003	PRIORITY HEALTHCARE CORPORATION

	BY:	/s/ STEPHEN M. SAFT
Stephen M. Saft Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)