Form 10-Q
period 2003-09-27
PRIORITY HEALTHCARE CORP
filed 2003-11-10
CIK 1037975

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

   (Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

OR

__     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-23249

PRIORITY HEALTHCARE CORPORATION
(Exact name of registrant as specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization) 250 Technology Park Lake Mary, Florida (Address of principal executive offices)	35-1927379 (I.R.S. Employer Identification No.) 32746 (Zip Code)

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

Yes X        No __

As of October 24, 2003, the number of shares outstanding of each of the issuer’s classes of common stock were as follows:

Class A Common Stock – 6,712,325

Class B Common Stock – 36,563,386

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements.

PRIORITY HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
 (000‘s omitted, except share data)
(unaudited)

	Nine-month period ended September 27, 2003	Nine-month period ended September 28, 2002	Three-month period ended September 27, 2003	Three-month period ended September 28, 2002
Net sales	$1,064,891	$863,465	$362,855	$306,009
Cost of products sold	947,450	765,401	323,483	270,671
Gross profit	117,441	98,064	39,372	35,338
Selling, general and administrative expense	56,506	46,892	18,981	16,458
Depreciation and amortization	3,137	1,980	1,127	677

Earnings from operations	57,798	49,192	19,264	18,203
Interest income	1,058	2,046	246	508
Earnings before income taxes	58,856	51,238	19,510	18,711
Provision for income taxes	22,071	19,214	7,316	7,016
Net earnings	$36,785	$32,024	$12,194	$11,695

Earnings per share:
Basic	$.85	$.73	$.28	$.27
Diluted	$.84	$.72	$.28	$.27
Weighted average shares outstanding:
Basic	43,452,856	43,781,392	43,259,781	43,597,491
Diluted	44,024,550	44,447,572	43,773,728	44,032,375

        See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION
CONSOLIDATED BALANCE SHEETS
(000‘s omitted, except share data)

	(unaudited) September 27, 2003	December 28, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$47,088	$37,031
Restricted cash	7,000	--
Marketable securities	21,675	46,337
Receivables, less allowance for doubtful accounts of $6,073 and $5,437, respectively	181,979	163,688
Finished goods inventory	99,553	108,604
Deferred income taxes	3,221	3,221
Other current assets	17,878	14,667

	378,394	373,548
Fixed assets, net	23,962	13,749
Restricted cash	2,000	--
Other assets	4,000	4,780
Intangibles, net	105,402	92,785

Total assets	$513,758	$484,862

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$157,768	$142,666
Other current liabilities	24,154	45,448

	181,922	188,114
Other liabilities	2,000	--
Deferred income taxes	2,321	2,321

Total liabilities	186,243	190,435

Commitments and contingencies (note 5)
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued and outstanding	--	--
Common stock
Class A, $0.01 par value, 55,000,000 shares authorized, 6,716,678 and 6,880,497 issued and outstanding, respectively	67	69
Class B, $0.01 par value, 180,000,000 shares authorized, 38,680,640 and 38,516,821 issued, respectively	387	385
Additional paid in capital	188,907	187,158
Retained earnings	173,858	137,073

	363,219	324,685

Less: Class B Common unearned restricted stock, 53,000 and 53,000 shares, respectively	(715)	(1,291)
Class B Common stock in treasury (at cost), 2,129,297 and 1,884,078 shares, respectively	(34,989)	(28,967)

Total shareholders' equity	327,515	294,427

Total liabilities and shareholders' equity	$513,758	$484,862

        See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000‘s omitted)
(unaudited)

	Nine-month period ended September 27, 2003	Nine-month period ended September 28, 2002
Cash flow from operating activities:
Net earnings	$36,785	$32,024
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,137	1,980
Provision for doubtful accounts	1,842	1,749
Tax benefit from stock option exercises	422	892
Compensation expense on restricted stock grants	619	—
Change in assets and liabilities, net of acquisitions:
Receivables	(20,133)	(36,789)
Finished goods inventory	9,308	(3,217)
Accounts payable	12,450	1,513
Other current assets and liabilities	(17,560)	8,688

Net cash provided by operating activities	26,870	6,840

Cash flow from investing activities:
Sales, net of purchases, of marketable securities	24,662	55,500
Restricted cash for acquisition of business	(9,000)	—
Purchases of fixed assets	(11,588)	(5,912)
Decrease (increase) in other assets	3,075	(8,649)
Acquisition of businesses	(15,226)	(32,881)

Net cash (used) provided by investing activities	(8,077)	8,058

Cash flow from financing activities:
Proceeds from stock option exercises	1,534	3,465
Purchases of treasury stock	(10,270)	(13,190)

Net cash used by financing activities	(8,736)	(9,725)

Net increase in cash	10,057	5,173
Cash and cash equivalents at beginning of period	37,031	32,758

Cash and cash equivalents at end of period	$47,088	$37,931

Supplemental non-cash investing and financing activities:
Acquisition liabilities	$9,000	$1,176
Stock issued in connection with acquisition	1,500	5,000
Stock issued in connection with investment	3,500	—

        See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements for the three-month and nine-month periods ended September 27, 2003 and September 28, 2002 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

2.	A reconciliation of the basic and diluted weighted average shares outstanding is as follows for the three-month and nine-month periods ended September 27, 2003 and September 28, 2002:
	(000's omitted)
	Nine-month period ended September 27, 2003	Nine-month period ended September 28, 2002	Three-month period ended September 27, 2003	Three-month period ended September 28, 2002
Weighted average number of Class A and Class B Common shares outstanding used as the denominator in the basic earnings per share calculation	43,453	43,781	43,260	43,597

Additional shares assuming exercise of dilutive stock options	518	667	481	435

Additional shares assuming unearned restricted stock is earned	33	--	33	--

Additional shares assuming contingently issuable shares related to acquisitions are issued	21	--	--	--

Weighted average number of Class A and Class B Common and equivalent shares used as the denominator in the diluted earnings per share calculation	44,025	44,448	43,774	44,032

Options to purchase 3.6 million and 2.9 million shares with exercise prices greater than the average market prices of common stock during the three-month periods ended September 27, 2003 and September 28, 2002 were outstanding at September 27, 2003 and September 28, 2002, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

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

	(000's omitted, except share data)
	Nine-month period ended September 27, 2003	Nine-month period ended September 28, 2002	Three-month period ended September 27, 2003	Three-month period ended September 28, 2002
Net earnings - as reported	$36,785	$32,024	$12,194	$11,695
Pro forma impact of Company option grants	(8,497)	(8,142)	(2,834)	(2,728)

Pro forma net earnings	$28,288	$23,882	$9,360	$8,967

Pro forma earnings per share:
Basic	$0.65	$0.55	$0.22	$0.21
Diluted	$0.64	$0.54	$0.21	$0.20

4.	During the first nine months of 2003, the Company paid additional consideration of $8.0 million in cash and $1.0 million in Class B Common Stock related to the 2001 acquisitions of Freedom Drug and InfuRx because Freedom Drug and InfuRx achieved certain predetermined financial results during the year ended December 28, 2002. During the three-month period ended September 27, 2003, the Company paid $3.8 million in cash related to a holdback on the 2001 acquisition of Physicians Formulary International.

On September 18, 2003, the Company completed an acquisition of the majority of the operating assets of SinusPharmacy Corporation (“Sinus”), the leading provider of intranasal nebulized therapies for the treatment of chronic sinusitis. Pursuant to the Asset Purchase Agreement, the Company paid approximately $3.3 million in cash at closing, will pay an additional $7.0 million on January 1, 2004 and an additional $2.0 million on January 1, 2005, issued $500,000 in the Company’s Class B Common Stock, and assumed approximately $153,000 in current liabilities. In addition, if Sinus achieves certain predetermined financial results during the two twelve-month periods ending September 30, 2004 and September 30, 2005, the Company will make additional payments. The acquisition was accounted for under the purchase method of accounting resulting in goodwill and identifiable intangible assets of approximately $12.6 million. On September 18, 2003, Sinus’s finished goods inventory was approximately $257,000 and fixed assets were approximately $37,000. The results of operations of Sinus are included in the Company’s consolidated financial statements subsequent to the date of acquisition. The results of operations of Sinus prior to the date of acquisition would not have been material to the results of the Company for the periods presented in these financial statements.

On September 18, 2003, the Company purchased a 10% equity interest in SinusPharma, Inc. (former owner of Sinus) for $3.5 million. The $3.5 million was paid with 152,505 shares of Class B Common Stock of the Company.

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

Priority is a national specialty pharmacy and distributor that provides biopharmaceuticals, complex therapies and related disease treatment programs and services to individuals with chronic diseases. Priority fills individual patient prescriptions, primarily for self-administered biopharmaceuticals. These patient-specific prescriptions are filled at licensed pharmacies in Lake Mary, Florida, Byfield, Massachusetts, New Castle, Delaware, Memphis, Tennessee, Oldsmar, Florida, New York, New York, Carpinteria, California and Monrovia, California and are shipped directly to the patient overnight in specialized packages. We also provide disease treatment programs for hepatitis, cancer, infertility, hemophilia, human growth hormone deficiency, rheumatoid arthritis, Crohn’s disease, pulmonary hypertension, pain management, multiple sclerosis, chronic sinusitis and other diseases.

Priority also sells over 5,000 SKUs of specialty pharmaceuticals and medical supplies to office-based physicians in oncology and other specialty markets and to outpatient renal care centers. Priority offers value-added services to meet the specific needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures, offering automated order entry services and offering customized distribution for group accounts. From distribution centers in Sparks, Nevada and Grove City, Ohio, we service over 4,000 customers in all 50 states, including office-based oncologists, renal dialysis clinics, ambulatory surgery centers and primary care physicians.

Results of Operations

The following table sets forth for the periods indicated, the percentages of net sales represented by the respective financial items:
	Nine-month period ended September 27, 2003	Nine-month period ended September 28, 2002	Three-month period ended September 27, 2003	Three-month period ended September 28, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	89.0	88.6	89.1	88.5

Gross profit	11.0	11.4	10.9	11.5
Selling, general and administrative	5.3	5.4	5.2	5.4
Depreciation and amortization	.3	.2	.3	.2

Earnings from operations	5.4	5.7	5.3	5.9
Interest income	.1	.2	.1	.2

Earnings before income taxes	5.5	5.9	5.4	6.1
Provision for income taxes	2.1	2.2	2.0	2.3

Net earnings	3.5%	3.7%	3.4%	3.8%

Net sales increased to $1.06 billion in the first nine months of 2003 from $863.5 million in the first nine months of 2002, an increase of 23%. Net sales increased to $362.9 million in the three months ended September 27, 2003, from $306.0 million in the three months ended September 28, 2002, an increase of 19%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers and inflationary price increases.

Gross profit increased to $117.4 million in the first nine months of 2003 from $98.1 million in the first nine months of 2002, an increase of 20%. Gross profit as a percentage of net sales decreased in the first nine months of 2003 to 11.0% from 11.4% in the first nine months of 2002. Gross profit increased to $39.4 million in the three months ended September 27, 2003, from $35.3 million in the three months ended September 28, 2002, an increase of 11%. Gross profit as a percentage of net sales decreased in the three months ended September 27, 2003, to 10.9% from 11.5% in the three months ended September 28, 2002. The increases in gross profit reflected increased sales. The decrease in gross profit as a percentage of net sales in the first nine months of 2003 was primarily attributable to infertility sales and margins being negatively impacted by a change in the spread between Average Wholesale Price (AWP) and Wholesale Acquisition Cost (WAC), as published by First Databank, during part of the nine months, contraction on gross profit related to oncology distribution products and the change in sales mix, as lower margin products experienced increased sales. The decrease in gross profit as a percentage of net sales in the three months ended September 27, 2003 was primarily attributable to contraction on gross profit related to oncology distribution products and the change in sales mix, as lower margin products experienced increased sales. Competition continues to exert pressure on margins.

Selling, general and administrative (“SGA”) expense increased to $56.5 million in the first nine months of 2003 from $46.9 million in the first nine months of 2002, an increase of 21%. SGA expense as a percentage of net sales decreased to 5.3% in the first nine months of 2003 from 5.4% in the first nine months of 2002. SGA expense increased to $19.0 million in the three months ended September 27, 2003, from $16.5 million in the three months ended September 28, 2002, an increase of 15%. SGA expense as a percentage of net sales decreased to 5.2% in the three months ended September 27, 2003 from 5.4% in the three months ended

September 28, 2002. The increases in SGA expense reflected the growth in our business, costs related to new business relationships with drug manufacturers, significant premium increases for property and liability insurance and increased costs attributable to providing more clinically oriented services. The decrease in SGA expense as a percentage of net sales resulted from spreading fixed costs over a larger sales base in 2003. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

Depreciation and amortization (“D&A”) increased to $3.1 million in the first nine months of 2003 from $2.0 million in the first nine months of 2002, an increase of 58%. D&A increased to $1.1 million in the three months ended September 27, 2003, from $677,000 in the three months ended September 28, 2002, an increase of 66%. The increases in D&A were primarily the result of depreciation on newly acquired computer hardware and software, furniture and equipment, telephone equipment and leasehold improvements.

Interest income decreased to $1.1 million in the first nine months of 2003 from $2.0 million in the first nine months of 2002, a decrease of 48%. Interest income decreased to $246,000 in the three months ended September 27, 2003 from $508,000 in the three months ended September 28, 2002, a decrease of 52%. In the first nine months of 2003 we earned 1.75% on an average invested balance of $80.6 million. In the first nine months of 2002 we earned 2.68% on an average invested balance of $101.8 million. In the three months ended September 27, 2003 we earned 1.23% on an average invested balance of $79.8 million. In the three months ended September 28, 2002 we earned 2.35% on an average invested balance of $86.6 million. The decreases in interest income were due to the lower average invested balances and the lower interest rates earned. In the three-month and nine-month periods ended September 27, 2003 and September 28, 2002 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

The provision for income taxes in the three-month and nine-month periods ended September 27, 2003 and September 28, 2002 represented 37.5% of earnings before income taxes.

Liquidity and Capital Resources.

Net cash provided by operating activities. Our operations generated $26.9 million in cash during the first nine months of 2003. Receivables increased $20.1 million during the first nine months of 2003 primarily to support the increase in sales and due to the extension of credit terms to meet competitive conditions. Finished goods inventory, net of acquisitions, decreased $9.3 million during the first nine months of 2003 partly due to our concerted effort to closely monitor inventory and maintain it at an optimal level and partly due to our taking advantage of purchasing opportunities during the fourth quarter of 2002 for certain inventory items that were sold during the first nine months of 2003. The $12.5 million increase in accounts payable was attributable to the timing of payments and credit terms negotiated with vendors. Other current assets and liabilities, net of acquisitions, decreased cash by $17.6 million primarily due to the payment of 2002 income taxes, the payment of 2002 accrued expenses and an initial installment on 2003 property and liability insurance. We anticipate that our operations may require cash to fund our growth. D&A totaled $3.1 million, our provision for doubtful accounts totaled $1.8 million and our compensation expense on stock grants totaled $619,000 during the first nine months of 2003. During the first nine months of 2003, we also generated $422,000 from the tax benefit related to stock option exercises.

Net cash used by investing activities. During the first nine months of 2003, we sold $24.7 million of marketable securities that were in the over three month maturity category and placed $6.1 million in the under three month maturity category (cash and cash equivalents), placed $9.0 million in marketable securities that are under restriction related to the Sinus acquisition and used the balance to partially finance the acquisition of Sinus, purchase treasury stock and purchase fixed assets. Capital expenditures during the first nine months of 2003 totaled $11.6 million. These purchases were primarily for our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. We expect that capital expenditures during the last three months of 2003 will be approximately $3 to $4 million and during 2004 will be approximately $13 to $16 million. We anticipate that these expenditures will relate primarily to our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. During the first nine months of 2003, other assets decreased $3.1 million primarily due to recovering our investment in our joint venture upon its sale to AdvancePCS. On September 18, 2003, we acquired the majority of the operating assets of SinusPharmacy Corporation (“Sinus”), the leading provider of intranasal nebulized therapies for the treatment of chronic sinusitis. We paid $3.4 million related to the acquisition of Sinus. During the first nine months of 2003, we also paid $8.0 million related to the 2001 acquisitions of Freedom Drug and InfuRx because Freedom Drug and InfuRx achieved certain predetermined financial results during the year ended December 28, 2002. During the first nine months of 2003, we also paid $3.8 million related to a holdback on the 2001 acquisition of Physicians Formulary International.

Net cash used by financing activities. During the first nine months of 2003, we received proceeds of $1.5 million from stock option exercises. Also during the first nine months of 2003, we purchased treasury stock for $10.3 million.

On July 17, 2003, the Board of Directors approved the purchase of up to 3,000,000 shares of our outstanding shares of Class B Common Stock. The purchases are approved through July 16, 2004. The purchases may be made from time to time in the open market or in privately negotiated transactions depending on market conditions and other considerations. From July 17, 2003 to September 27, 2003, 394,100 shares were purchased at an average price of $19.89 and were included in treasury stock. The Company purchased the treasury stock because management felt the market undervalued the stock.

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

On September 27, 2003, we had cash and cash equivalents of $47.1 million, marketable securities of $21.7 million and working capital of $196.5 million. We believe that the cash and cash equivalents, marketable securities, working capital and cash from operations will be sufficient to meet our normal working capital needs for at least one year.

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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2003 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:
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

    (b)        Reports on Form 8-K:

On October 16, 2003, Priority Healthcare Corporation furnished, not filed, a Form 8-K attaching a press release announcing its operating and financial results for the quarter ended September 27, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2003	PRIORITY HEALTHCARE CORPORATION

BY:	/s/ STEPHEN M. SAFT Stephen M. Saft Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)