Form 10-K
period 2004-01-03
PRIORITY HEALTHCARE CORP
filed 2004-03-15
CIK 1037975

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

For the fiscal year ended January 3, 2004
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No __

$692,432,215

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock on June 27, 2003 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are “affiliates”).

6,664,855
        Number of shares of Class A Common Stock, $.01 par value, outstanding at March 1, 2004.

36,778,664
        Number of shares of Class B Common Stock, $.01 par value, outstanding at March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:

IDENTITY OF DOCUMENT Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2004	PART OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED PART III

PRIORITY HEALTHCARE CORPORATION
Lake Mary, Florida

Annual Report to Securities and Exchange Commission
January 3, 2004

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

ITEM 1. BUSINESS.

Background

        Priority Healthcare Corporation (“Priority,” the “Company,” “we” or “us”) was formed by Bindley Western Industries, Inc. (“BWI”) on June 23, 1994 as an Indiana corporation to focus on the distribution of products and provision of services to the specialty distribution segment of the healthcare industry. The Company conducts the business activities of specialty pharmacy and distribution healthcare companies acquired by BWI or the Company since February 1993. The principal executive offices of the Company are located at 250 Technology Park, Lake Mary, Florida 32746 and its telephone number at that address is (407) 804-6700. On October 29, 1997, the Company consummated an initial public offering of its Class B Common Stock (the “IPO”). On December 31, 1998, BWI distributed to its common shareholders all of the 30,642,858 shares of the Company’s Class A Common Stock then owned by BWI in a spin-off transaction and BWI no longer has any ownership interest in the Company.

        The Company makes available free of charge on or through its Internet website at www.priorityhealthcare.com its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission, except that the Forms 8-K and exhibits to the Forms 10-K and 10-Q were not made available until March 10, 2004.

Acquisitions

        Over the last five years, the Company has completed the following acquisitions: On April 12, 1999, the Company acquired substantially all of the assets of Pharmacy Plus, Ltd. (“Pharmacy Plus”), a specialty pharmacy located in Philadelphia, Pennsylvania. On September 2, 1999, the Company acquired substantially all of the assets of Monitors Unlimited, Inc. (“Monitors Unlimited”), a distributor in the oral surgery market located in Miamisburg, Ohio. On January 20, 2001, the Company acquired substantially all of the assets of three related companies doing business as Freedom Drug (“Freedom Drug”), the nation’s leading infertility specialty pharmacy, located in Lynnfield, Massachusetts and Stratham, New Hampshire. Effective March 31, 2001, the Company acquired substantially all of the assets of Physicians Formulary International, Inc. (“Physicians Formulary”), a distributor in the outpatient surgery center market located in Phoenix, Arizona. Effective October 26, 2001, the Company acquired substantially all of the assets of Chesapeake Infusion LLC, doing business as

InfuRx (“InfuRx”), a specialty pharmacy located in New Castle, Delaware and Memphis, Tennessee. On March 11, 2002, the Company acquired substantially all of the assets of Hemophilia of the Sunshine State (“HOSS”), the leading provider of hemophilia products and services in the State of Florida, located in Oldsmar, Florida. Effective September 11, 2003, the Company acquired substantially all of the assets of SinusPharmacy Corporation (“Sinus”), the leading provider of intranasal nebulized therapies for the treatment of chronic sinusitis, located in Carpinteria, California.

General

        Priority is a national specialty pharmacy and distributor that provides biopharmaceuticals, complex therapies and related disease treatment services. Priority provides comprehensive programs for patients, payors, physicians, and pharmaceutical manufacturers for a growing number of disease states including cancer, hepatitis C, respiratory and pulmonary conditions, infertility, rheumatoid arthritis, hemophilia, multiple sclerosis, sinusitis and age-related macular degeneration. The Company sells over 5,000 SKUs of specialty pharmaceuticals and medical supplies to outpatient renal care centers and office-based physicians in oncology and other physician specialty markets. Priority offers value-added services to meet the specific needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures, offering automated order entry services and offering customized distribution for group accounts. From distribution centers in Sparks, Nevada and Grove City, Ohio, Priority services over 5,000 customers in all 50 states, including office-based oncologists, renal dialysis clinics, ambulatory surgery centers and primary care physicians.

        The Company also fills individual patient prescriptions, primarily for self-administered biopharmaceuticals. These patient-specific prescriptions are filled at licensed pharmacies in Lake Mary, Florida, Byfield, Massachusetts, New Castle, Delaware, Memphis, Tennessee, Oldsmar, Florida, New York, New York, Carpinteria, California and Monrovia, California and are shipped directly to the patient overnight in specialized packages. Priority also provides disease treatment programs for hepatitis C, cancer, infertility, hemophilia, human growth hormone deficiency, rheumatoid arthritis, Crohn’s disease, infertility, pulmonary hypertension, pain management, multiple sclerosis, sinusitis, age-related macular degeneration and others.

        Priority’s net sales have increased from $107 million in 1994 to $1.46 billion in 2003. In the same period, operating income has increased from $2.3 million in 1994 to $79.7 million in 2003. The Company’s objective is to continue to grow rapidly and enhance its market position as a leading healthcare company by capitalizing on its business strengths and pursuing the following strategy: (i) continue to focus on further penetrating the core specialty distribution and pharmacy market; (ii) develop new manufacturer relationships that provide access to new products and services; (iii) continue to develop group purchasing organization and payor networks; (iv) enter new specialty markets; and (v) pursue acquisitions to complement existing product offerings and further penetrate markets.

Industry and Market Overview

        Priority sells the majority of its products and services into large and growing specialty markets—oncology, gastroenterology, rheumatology, endocrinology, pulmonology, neurology, infertility, chronic sinusitis, ophthalmology and chronic renal dialysis. The Company also operates in certain areas of the vaccine, oral surgery and other chronic disease markets. The common characteristics of these markets are that most products are administered in an alternate site setting by physicians or the patients themselves and require specialized shipping and support services.

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

        The service needs of office-based physicians and patients self-administering at home differ markedly from those of the hospital market, creating logistical challenges and increasing administrative costs for those offices. Office-based physicians and clinics generally order relatively small quantities of drugs at irregular intervals and do not have inventory management systems or sufficient pharmacy staffing. Challenges facing these caregivers include having necessary administrative and financial resources, managing relationships with multiple suppliers, managing inventories, billing patients and third-party payors, and monitoring new clinical developments. The Company believes that the shift from hospital-based to office-based or home-based therapy administration has created a significant opportunity, particularly in the oncology, gastroenterology, vaccine, infertility, rheumatology, pulmonary, neurology, respiratory, renal dialysis, hemophilia, sinusitis and ophthalmology markets. The Company is focused primarily on these markets, but is developing business in other growing markets as well.

    Oncology.        The occurrence of cancer continues to grow in the United States. According to the American Cancer Society Cancer Facts and Figures 2003, in the United States, men have an approximately one in two chance of developing cancer during their lifetime, and women have a one in three chance. Also, according to the National Institutes of Health (“NIH”), the overall direct medical costs for cancer in the United States was estimated to be $60.9 billion in the year 2002. The principal treatments for cancer are surgery and a regimen of pharmaceutical treatments. Surgery typically involves hospitalization, but radiation and chemotherapy are increasingly being delivered in alternate site settings such as the physician office and the home.

        Also, according to the American Cancer Society report, in the United States the total number of patients living with, or having a history of, cancer was estimated to be 8.9 million in 1999 and the number of new patients developing cancer each year is estimated to be 2.3 million. According to a 2003 survey conducted by Pharmaceutical Research and Manufacturers of America (“PhRMA”), there are 395 medicines in development for cancer. In addition, the overall incidence of cancer is expected to increase as the average age of the U.S. population continues to increase. According to the American Cancer Society report, approximately 77% of all cancers are diagnosed in people age 55 or over.

    Gastroenterology.        Priority operates in the gastroenterology market, principally through the sale of PEG-Intron®, Rebetol®, Pegasys® and Copegus® for the treatment of hepatitis C. According to the US Department of Health and Human Services (“Department of Health”) in 2003, an estimated 3.9 million Americans were infected with hepatitis C, of whom 2.7 million were chronically infected. Also, according to Hepatitis Foundation International in 2004, approximately 40,000 new hepatitis C infections occur each year. According to the Department of Health, the incidence of hepatitis C infection has declined from its peak in the 1980s. However, the Company believes the treated portion of this population is likely to increase as awareness of hepatitis disease management programs increases. According to NIH in 2003, hepatitis C is responsible for an estimated 8,000 to 10,000 deaths annually in the United States, is one of the most important causes of chronic liver disease, and liver failure from chronic hepatitis C is one of the most common reasons for liver transplants in the United States.

    Vaccine.        The worldwide vaccine market was estimated to be $8.8 billion in 2001, according to Aventis Pasteur, a world leader in vaccine production. Also, according to Aventis Pasteur, more than 500 million people are immunized each year and the main vaccines sold in 2001 were flu, polio, pediatric combinations and traveler’s vaccines. Growth in the vaccine market is expected to be driven by the growth of combination pediatric vaccines, traveler’s vaccines, vaccines for adolescent protection, vaccines for the elderly and vaccines to treat chronic infectious disease and cancer.

    Infertility.        Infertility is an emotionally devastating disease that the Company estimates adversely affects approximately 15% of the couples in the United States that desire to have children. The Company believes pharmaceutical innovations involving medications for ovulation induction treatment are enabling thousands of couples to enjoy parenthood. Ovulation induction typically occurs over a one month period of time involving specialty pharmaceuticals requiring self administered injections and related medical supplies. According to the Department of Health and the Society for Assisted Reproductive Technology, there were 107,587 assisted reproductive technology cycles performed in 384 clinics during 2001, up from 99,639 cycles performed in 383 clinics during 2000.

        Rheumatology.        Rheumatoid arthritis (“RA”) is a chronic inflammatory disease that predominantly affects the joints. According to the Arthritis Foundation in 2003, RA affects 2.1 million Americans, with females two to three times more likely to be affected than males. Enbrel®, Remicade® and Humira® are the leading drugs that treat RA and the Company estimates that the market for these drugs in the United States exceeds $1 billion.

        Pulmonary Hypertension. Pulmonary hypertension is a disorder of the blood vessels in the lungs that causes pressure in the pulmonary artery to rise above normal levels and may become life threatening. According to The American Lung Association, 163,000 people were afflicted with pulmonary hypertension in 2000. According to NIH, it is estimated that there are 300 new cases diagnosed in the United States each year.

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

        Other Pulmonary Diseases. Idiopathic pulmonary fibrosis (“IPF”) is a disease characterized by acute inflammation in the lung and progressive scarring that leads to a gradual loss of lung function. Actimmune®, manufactured by InterMune, is self-administered by the IPF patient via subcutaneous injection three times a week. According to a 2001 Adams, Harkness & Hill research report, there are approximately 50,000 people in the United States suffering from IPF which represents a market in the United States for the treatment of IPF that exceeds $1 billion. Also, according to a 2003 article in the American Journal of Nursing, about 15,000 new cases of IPF are diagnosed annually in the United States.

        On May 15, 2003, an FDA advisory panel unanimously recommended the approval of Xolair® to the FDA for the treatment of moderate to severe allergic asthma in adults and adolescents. The Company has an agreement with Genentech, Inc. and Novartis Pharmaceuticals Corporation to be a preferred distributor of Xolair® for specialty pharmacy dispensing, patient assistance product fulfillment and specialty distribution.

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

        Renal Dialysis. End stage renal disease (“ESRD”) is characterized by the irreversible loss of kidney function and requires kidney transplantation or routine dialysis treatment (either periodialysis or hemodialysis), which involves removing waste products and excess fluids from the blood. Hemodialysis typically utilizes various specialty pharmaceuticals and related medical supplies as part of the treatment. According to a 2003 Lehman Brothers research report, in the United States about 380,000 people were treated for ESRD in 2000, at a cost to Medicare of $12.3 billion. Also, according to the Lehman Brothers research report, by 2010 it is estimated that 661,000 ESRD patients will require treatment in the United States. The medication most frequently prescribed to hemodialysis patients is Epogen®, which stimulates the production of red blood cells, as well as calcium, iron, hepatitis vaccine and other nutrient compounds. The Company estimates that the United States market for Epogen® alone exceeds $1 billion.

        Hemophilia.        Hemophilia is a genetically inherited bleeding disorder that results in a longer than normal blood clotting time for its victims due to a deficiency of blood proteins that are crucial to proper clotting. Two major disease categories exist, Hemophilia A, or Factor VIII deficiency, and Hemophilia B, or Factor IX deficiency. Hemophilia is generally treated by infusing clotting factor into the bloodstream to replace deficient proteins. According to the Centers for Disease Control in 2004, hemophilia is an inherited bleeding disorder that affects 18,000 persons, primarily males, in the United States. According to a 2002 Morgan Stanley research report, the Factor VIII hemophilia market is $2 billion and is expected to exceed $3.5 billion by 2006.

    Sinusitis.        Sinusitis is one of the most commonly reported chronic conditions in the United States. Chronic sinusitis is marked by repeat or long lasting sinus infections that can span three to eight weeks or continue for months and even years. According to the latest statistics from the Centers for Disease Control, in 2000 chronic sinusitis affected 32.4 million American adults. First line medical therapies for chronic sinusitis often include oral medications. If oral medications fail, second line oral medications, intranasal nebulized medications, or intravenous therapy may be prescribed. SinusPharmacy, Inc., which the Company acquired in 2003, is the sole-source provider of the SinuNEB® System, a patented intranasal nebulized therapy.

    Ophthalmology.        Age-Related Macular Degeneration (“AMD”) is a degenerative condition of the macula, or the central part of the retina in the eye. The most advanced cases of AMD result in the total loss of central vision, making many activities difficult or impossible; however, AMD does not cause complete blindness. In the United States, AMD is the leading cause of vision loss for people 55 years of age or older, and its prevalence increases in higher age populations. According to HealthLink Medical College of Wisconsin in 2004, up to 30 million people worldwide suffer from the condition, with over 200,000 new cases diagnosed in the United States each year. The Company is a preferred specialty distributor and the preferred specialty pharmacy provider of Visudyne®, a treatment for AMD. The Company estimates that the market for Visudyne® in the United States exceeds $150 million.

Business Strengths

        Priority believes the following represent the Company’s business strengths and have been the principal factors in the Company’s business success to date.

        Knowledgeable Sales, Marketing and Support Staff. The Company has a well-trained, knowledgeable telesales, outside sales and sales support staff of approximately 160 full-time associates. Priority holds frequent meetings and training sessions with its suppliers to enable the sales and support staff to be well-informed about current and new biopharmaceuticals. The sales and support staff provides not only superior and knowledgeable customer service, but also promotes the sale of new products.

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

        Efficient Infrastructure. Priority has focused considerable time and expense on building an infrastructure, including computer systems and training, that enable the Company to operate efficiently and manage rapid growth. In addition, the Company’s very centralized approach to the distribution of its products and services maintains a low cost, very efficient model. Management also focuses on tightly controlling expenses and is constantly re-evaluating the efficiency of its operations, including purchasing and distribution.

Growth Strategy

        The Company’s objective is to continue to grow rapidly and enhance its market position as a leading specialty pharmacy provider and specialty distributor by capitalizing on its business strengths and pursuing the following strategy.

        Continue to focus on further penetrating the core specialty distribution and pharmacy market. By focusing on the core specialty distribution and pharmacy market, the Company has targeted growth segments of the health care industry. The Company intends to increase its core specialty distribution and pharmacy market presence by expanding its product and service offerings, increasing its sales and marketing personnel and focusing on group accounts. The Company has over 5,000 customers, including physicians focusing on oncology, gastroenterology, rheumatology, pediatrics, vaccines, ophthalmology and ambulatory surgery. The Company believes that a number of physicians that order pharmaceuticals and supplies from the Company also treat patients who require patient-specific, self-administered biopharmaceuticals. The Company’s information database identifies these cross-selling opportunities, and Priority believes it is well-positioned to capture incremental revenue from these customers. Priority also targets physicians who are not specialty distributors with its sales efforts. Priority also continues to expand its relationships with payors who often influence the decision on which pharmacy service provider to use.

        Develop new manufacturer relationships that provide access to new products and services. By targeting chronic disease therapies that require patient-specific, self-administered biopharmaceuticals, the Company continues to expand its markets. An example is the Remodulin® therapy for patients suffering from pulmonary hypertension which was added through an agreement with United Therapeutics Corporation. Priority is one of only two specialty pharmacies that provide Remodulin® and was the lead pharmacy in handling the clinical trial patients. Another example is the Company’s agreement with InterMune, Inc. to distribute Actimmune®, a product administered by subcutaneous injection. Priority is one of only three specialty pharmacies that provide Actimmune®. The Company also has an agreement with Novartis Pharmaceuticals Corporation to be a preferred specialty distributor and the preferred specialty pharmacy provider of Visudyne®. Visudyne® is the first FDA- approved drug therapy for patients with some forms of age-related macular degeneration, the leading cause of central vision loss in people over 55. The Company also has an agreement with Genentech, Inc. and Novartis Pharmaceuticals Corporation to be a preferred distributor of Xolair® for specialty pharmacy dispensing, patient assistance product fulfillment and specialty distribution.

        Continue to develop group purchasing organization (“GPO”) and payor networks. The Company believes that with strong GPO, physician and payor networks, the relationships with its manufacturers will be enhanced, thereby increasing the potential for alliances which could expand its products, service and geographic scope. In addition, contracts with GPOs and payors, such as PBI, Amerinet, Amsurg, Aetna, Inc., Blue Cross/Blue Shield Association, Beech Street and Keystone Mercy generate significant new volumes and, therefore, revenue growth. The payor relationships enable the Company to service more patients and physicians.

        Enter new specialty markets. The Company continues to enter new markets. In the past several years, the Company has forged into the pulmonology, dermatology and otolaryngology segments, adding capabilities to serve these disease states. This increases the opportunity for the Company to grow revenues and helps minimize concentrations of existing product lines.

        Pursue acquisitions to complement existing product offerings and further penetrate markets. The Company believes that the highly fragmented specialty distribution industry affords it an opportunity to grow through selective acquisitions. By acquiring complementary businesses, the Company can increase its customer base, expand its product and geographic scope and leverage its existing infrastructure. The Pharmacy Plus and Monitors Unlimited acquisitions during 1999, the Freedom Drug, Physicians Formulary and InfuRx acquisitions during 2001, the HOSS acquisition in 2002 and the Sinus acquisition in 2003 fit this criteria.

Products and Services

        Priority provides a broad range of services and supplies to meet the needs of the specialty distribution market, including the office-based oncology market, outpatient renal care market, other physician office specialty markets that are high users of vaccines and ambulatory surgery centers. Priority offers value-added services to meet the specialized needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures and offering automated order entry services and customized group account distribution. Priority distributes its products from distribution centers in Sparks, Nevada and Grove City, Ohio. The Company sells over 5,000 SKUs of pharmaceuticals such as Epogen®, Aranesp® Procrit®, Neupogen®, propofol and paclitaxel and related medical supplies such as IV solutions, IV sets, gloves, needles, syringes and sharps containers. Priority’s distribution centers service over 5,000 customers located in all 50 states, including office-based oncologists, renal dialysis clinics, ambulatory surgery centers and primary care physicians.

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

        Priority also provides patient-specific, self-administered biopharmaceuticals and related disease treatment programs to individuals with chronic diseases. In Lake Mary, Florida, Byfield, Massachusetts, New Castle, Delaware, Memphis, Tennessee, Oldsmar, Florida, New York, New York, Carpinteria, California and Monrovia, California, Priority fills patient-specific prescriptions and ships them via overnight delivery in special shipping containers to maintain appropriate temperatures. These services are provided in combination with the Company’s disease treatment programs, through which the Company’s pharmacist and nursing staff provide education, counseling and other services to patients.

        Priority has traditionally provided disease treatment programs for hepatitis and cancer, with biopharmaceuticals that primarily consist of Interferon, a synthetic biopharmaceutical used to treat hepatitis B and C, PEG-Intron® and Pegasys®, pegulated interferons, Rebetol® and Copegus®, oral antivirals, and Epoetin Alfa®, a synthetic biopharmaceutical used to treat anemia. Priority has continually added many more products, including Temodar®, an oral chemotherapy used to treat Anaplastic astrocytoma (a brain malignancy), Thalomid®, an oral product with antiangiogenesis properties used to treat a variety of cancers, Plenaxis™, a prostate cancer therapy, Remodulin®, a continuous subcutaneous treatment and life long therapy used to treat pulmonary hypertension, Remicade®, an intravenous product used to treat Crohn’s Disease and rheumatoid arthritis patients, Betaseron®, an injectable product used to treat patients with multiple sclerosis, Actimmune®, a product administered by subcutaneous injection often used to treat patients with IPF (idiopathic pulmonary fibrosis), Enbrel®, an injectable product used to treat patients suffering from rheumatoid arthritis, AdhesENT™ formulated nebulized medications for topical delivery to the sinuses for the treatment of chronic sinusitis, Visudyne®, a drug therapy for patients with some forms of age-related macular degeneration, and Gonal-F® and Follistim™, two injectable products used to treat infertility.

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

Sales and Marketing

        The Company employs approximately 160 full-time telesales, outside sales and sales support staff personnel. The Company strives to generate new customers and solidify existing customer relationships through frequent direct marketing contact that emphasizes the Company’s broad product lines in specialty markets, competitive prices, responsive service and ease of order placement. The Company telesells to oncology clinics, physician offices, ambulatory surgery centers and dialysis centers. The Company targets larger customers with customized approaches developed by management and its key account team. The Company also links all customer databases to facilitate cross-selling efforts. The Company believes that there is a significant opportunity to provide its specialty pharmacy services to patients of physicians that currently order pharmaceuticals and supplies from Priority. Priority also continues to expand its relationships with payors who often influence the decision on which pharmacy service provider to use.

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

Customers

        Priority services over 5,000 customers located in all 50 states, including office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians and over 30,000 individuals with chronic diseases.

        During 2003, 2002 and 2001, the Company’s largest 20 customers accounted for approximately 11%, 11% and 13%, respectively, of the Company’s net sales. Many of the Company’s customers are members of a third party payor’s network. One third party payor, Aetna, Inc., accounted for approximately 8%, 10% and 13% of the Company’s net sales in 2003, 2002 and 2001, respectively. Significant declines in the level of purchases by one or more of the Company’s largest customers or the loss of a significant payor could have a material adverse effect on the Company’s business and results of operations. As is customary in its industry, the Company generally does not have long-term contracts with its customers. Management believes that the retention rate for the Company’s customers is very favorable. However, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on the Company.

Purchasing

        Management believes that effective purchasing is key to both profitability and maintaining market share. The Company has several large suppliers. Amgen accounted for approximately 11%, 11% and 13% of the Company’s total net sales in 2003, 2002 and 2001, respectively. Schering Corporation accounted for approximately 10%, 16% and 15% of the Company’s total net sales in 2003, 2002 and 2001, respectively. Ortho Biotech accounted for approximately 11%, 15% and 17% of the Company’s total net sales in 2003, 2002 and 2001, respectively. The Company continually evaluates its purchase requirements and likely increases in manufacturer prices in order to obtain products at the most advantageous cost. It has negotiated several partnership relationships with manufacturers that offer favorable pricing, volume-based incentives and opportunities to reduce supply chain costs for both parties.

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

    Licensing.        The Company is required to register with the United States Drug Enforcement Administration (“DEA”), the Food and Drug Administration (“FDA”) and appropriate state agencies for various permits and/or licenses, and it also must comply with the operating and security standards of such agencies. The Company’s Sparks, Nevada and Grove City, Ohio distribution centers are licensed to distribute pharmaceuticals in accordance with the Prescription Drug Marketing Act of 1987. The Sparks and Grove City locations are also licensed to distribute or dispense certain controlled substances in accordance with the requirements of the Controlled Substances Act of 1970. Similarly, the Company’s pharmacy program and provider businesses are subject to licensing by the DEA as well as by the state boards of pharmacy, state health departments and other state agencies where they operate.

        The Company engages in certain mixing or reconstituting activities at its Florida, Massachusetts, Delaware and California pharmacies. The State of Florida Board of Pharmacy regulates the compounding activities of Florida pharmacies, including certain activities of the Company. The Company has obtained a Community/Special Parenteral/Enteral

Compounding Pharmacy Permit. Over the past several years, the Florida Board of Pharmacy has proposed certain changes to its compounding requirements. The Massachusetts Board of Registration in Pharmacy does not presently have any special requirements for compounding. The Delaware Board of Pharmacy does not presently have any special requirements for compounding. The California Board of Pharmacy has adopted regulations establishing standards for compounding injectable sterile drug products in a pharmacy. Those regulations require that a pharmacy obtain a separate license to compound sterile injectable products. The Company’s pharmacy in Monrovia, CA is licensed to compound sterile products. The Company’s pharmacy in Carpinteria, CA is not required to obtain this license since it has been determined that the products compounded at that pharmacy are not for sterile injection. The Company believes that it is in compliance with the current requirements, but there can be no assurance that other conditions or requirements would not be imposed in the future that would have a material adverse effect on the Company.

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

        The Company believes, based on the Guide, that as long as it continues to compound drugs only for identified individual patients using licensed pharmacy practitioners and bulk active ingredients that are components of FDA-approved drugs or otherwise in compliance with investigational regulations, the Company’s activities will be regulated under state pharmacy laws rather than under the Food, Drug and Cosmetic Act. However, given the relatively short time since the Guide was published, the Company cannot be certain how the FDA will interpret the Guide as it moves forward. Also, there can be no assurance that future court decisions, legislation, rulemaking or other regulatory activity by the FDA concerning compounding activities of pharmacies will not have a material adverse effect on the Company’s business or results of operations.

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

        The OIG has issued “Fraud Alerts” identifying certain questionable arrangements and practices which it believes may implicate the federal anti-kickback statute. The OIG has issued a Fraud Alert providing its views on certain joint venture and contractual arrangements between healthcare providers. The OIG also has issued a Fraud Alert concerning prescription drug marketing practices that could potentially violate the federal anti-kickback statute, and has issued the Compliance Program Guidance for Pharmaceutical Manufacturers. Pharmaceutical marketing activities may implicate the federal anti-kickback statute because drugs are often reimbursed under the Medicaid program. According to the Fraud Alert, examples of practices that may implicate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product. In addition, a number of states have undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arise under state consumer protection laws which generally prohibit false advertising, deceptive trade practices and the like. Further, a number of the states involved in these enforcement actions have requested that the FDA exercise greater regulatory oversight in the area of pharmaceutical promotional activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on the Company’s operations.

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

        Patient Confidentiality. Various federal and state laws establish minimum standards for the maintenance of medical records and the protection of patient health information. In the course of business, the Company maintains medical records for each patient to whom it dispenses pharmaceuticals. As a result, the Company is subject to one or more of these medical record and patient confidentiality laws. Of particular significance are the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) security and privacy regulations. The HIPAA security regulations, which establish certain standards for assuring the physical security and integrity of electronically maintained health information, were issued as a final rule on February 20, 2003. “Covered Entities” as defined in the final security rule, which includes the Company, must comply with the requirements of the final security rule by April 21, 2005. The HIPAA privacy regulations, which establish standards for protecting the confidentiality and privacy of health information in any form, were issued as a final rule on December 28, 2000. On August 17, 2002, the Department of Health issued an amended final rule modifying the privacy rule standards for protecting the confidentiality of health information. The Company has complied with the final privacy rule. The HIPAA regulations impose significant civil and criminal sanctions for violations of the rules and improper use or disclosure of patient information.

        The HIPAA privacy regulations require that the Company make substantial changes to its policies, procedures, forms, employee training and information handling practices. The HIPAA security regulations require the Company to upgrade information systems hardware, software and procedures.

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

        In 2003, the Company’s revenues from Medicare and Medicaid were approximately 1% and 3%, respectively, of the Company’s total revenues. Also, due to the reliance of office-based oncologists and renal dialysis clinics on Medicare and Medicaid reimbursement, changes in such governmental programs could have a material effect on the Company’s results of operations.

        Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program. In 2003, Congress passed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also known as the Medicare Modernization Act (“MMA”). The MMA created a new Medicare prescription drug benefit (beginning in 2006) and, more immediately, a prescription drug card program. In addition to these new programs, MMA also made changes affecting payments for drugs under Medicare’s existing benefits. Principal among these latter changes was a modification in the method of calculating reimbursements for certain oncology, renal dialysis, and other drugs. MMA also required the OIG to conduct studies on payments for renal dialysis drugs, and these studies could lead to additional, longer-term payment changes. Similarly, MMA required the Secretary of Health and Human Services to conduct a demonstration project on reimbursement for dialysis services under which drugs now paid outside a composite rate would be “bundled” into a new type of prospective payment. The Secretary’s demonstration project could lead to additional, longer-term changes in payments for dialysis drugs. At this time, the effect of the MMA on the Company is unclear. Medicare reform will continue to be a focus of Congressional activity. Therefore, legislation or regulations may be enacted in the future that may significantly modify the end stage renal dialysis program or substantially reduce the amount paid for dialysis or oncology treatments. Further, statutes or regulations may be adopted which impose additional requirements in order for the Company’s customers to be eligible to participate in the federal and state payment programs. Such new legislation or regulations could adversely affect the Company’s business operations.

        Additionally, the Balanced Budget Act of 1997 (the “Budget Act”), which was enacted in August 1997 and amended by the MMA, contained numerous provisions related to Medicare and Medicaid reimbursement. While very complicated, the general thrust of the provisions dealing with Medicare and Medicaid contained in the Budget Act is intended to significantly slow the growth in Medicare spending. The Budget Act contains changes to reimbursement rates for certain Medicare and Medicaid covered services, as well as certain limitations on the coverage of such services. Laws enacted subsequent to 1997 have affected the scope and reach of the Budget Act’s provisions. Although the Company’s revenues in 2003 included less than 5% direct reimbursement from Medicare and Medicaid, the Budget Act may affect the Company’s suppliers and customers, which in turn could have an adverse effect on the Company.

        In addition, the Company expects that private payors will continue their efforts to contain or reduce healthcare costs through reductions in reimbursement rates or other cost-containment measures. The continuation of such efforts could have a material adverse effect on the Company’s financial condition and results of operations.

Employees

        At January 3, 2004, the Company had approximately 810 full-time equivalent employees. None of the Company’s employees is currently represented by a labor union or other labor organization. Approximately 8% of the employees are pharmacists or nurses. The Company believes that its relationship with its employees is good.

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

        Any termination of, or adverse change in, our relationships with our key suppliers, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on our business and results of operations. The Company’s three largest suppliers accounted for the following percentages of our total net sales in 2003 respectively: Schering Corporation: 10%; Ortho Biotech: 11%; and Amgen, Inc.: 11%. We have a single source of supply for many of our key products. In addition, we have few long-term contracts with our suppliers. Our arrangements with most of our suppliers may be canceled by either party, without cause, on minimal notice. Many of these arrangements are not governed by written agreements.

We depend on reimbursements from third party payors and changes in reimbursement policies could have an adverse effect on our revenues and results of operations.

        The profitability of the Company depends in large part on reimbursement from third-party payors. In 2003, Aetna, Inc. accounted for approximately 8% of our net sales. The loss of a payor relationship, or an adverse change in the financial condition of a payor, could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations. In recent years, competition for patients, efforts by traditional third-party payors to contain or reduce healthcare costs, and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement. If these trends continue, they could adversely affect our results of operations unless we can implement measures to offset the loss of revenues and decreased profitability. Our office-based and clinic customers seek reimbursement from third-party payors for the cost of pharmaceuticals and related medical supplies that we distribute. Changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare and Medicaid programs, could reduce the amounts reimbursed to these customers for our products and in turn, the amount these customers would be willing to pay for the products. Although our revenues in 2003 did not include significant amounts of reimbursement from Medicare and Medicaid, changes in those reimbursement policies affect our customers, which in turn could have an adverse effect on us.

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

  other specialty distributors;
  regional and national full-line, full-service pharmaceutical and medical supply distributors;
  pharmacy benefit management companies;
  retail pharmacies;
  home infusion therapy companies; and
  manufacturers that own distributors or that sell their products both to distributors and directly to users, including clinics and physician offices.

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
  difficulties in the assimilation of the operations of the acquired company;
  the diversion of management's attention from other business concerns;
  risks of entering new geographic or product markets in which we have limited or no direct prior experience;
  the potential loss of key employees of the acquired company; and
  the assumption of undisclosed liabilities.

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

        We are also subject to federal and state laws governing the confidentiality of patient information. In addition, recent federal legislation and related rule-making have resulted in new national standards for the protection of patient information in electronic health information transactions. Failure to comply with all applicable laws and regulations regarding medical information privacy and security could have a material adverse effect on our business, financial condition or results of operations. Federal regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern the activities of many of our customers that depend upon Medicare and Medicaid reimbursement in their businesses. See “Business—Government Regulation.” We cannot assure that such increased enforcement activities will not indirectly have a material adverse effect on our business, financial condition or results of operations. Because the healthcare industry will continue to be subject to substantial regulations, we cannot guarantee that our activities will not be reviewed or challenged by regulatory agencies in the future. Any such action could have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 2. PROPERTIES.

Description	Location	Square Feet	Lease Expiration
Headquarters and specialty pharmacy	Lake Mary, FL	46,500	December 2004
Administrative office	Lake Mary, FL	18,500	December 2004
Administrative office	Lake Mary, FL	8,500	December 2005
Specialty pharmacy and administrative office	Lake Mary, FL	12,000	December 2004
Administrative office	Scottsdale, AZ	5,000	June 2004
Specialty pharmacy and administrative office	Byfield, MA	17,000	May 2006
Specialty pharmacy and administrative office	New Castle, DE	5,100	April 2004
Specialty pharmacy and administrative office	Memphis, TN	4,500	October 2005
Specialty pharmacy and administrative office	Oldsmar, FL	10,500	October 2007
Specialty pharmacy and administrative office	New York, NY	5,700	March 2004
Specialty pharmacy and administrative office	Carpinteria, CA	9,200	July 2005
Specialty pharmacy and administrative office	Monrovia, CA	12,200	November 2008
Distribution center	Grove City, OH	43,500	December 2007
Distribution center	Sparks, NV	32,000	November 2005

        The Company’s specialty pharmacies and distribution centers have been constructed or adapted to the Company’s specifications for climate control, alarm systems and, where required, segregated security areas for controlled substances.

        The Company has the ability and intention to renew the leases which expire in 2004. Overall, the Company believes that its facilities are suitable and adequate for its current needs, and for projected internal growth through at least the end of 2004.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is expected to be material to the Company’s results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company did not submit any matters to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Company

Name	Age	Position
William E. Bindley	63	Chairman of the Board

Robert L. Myers	58	Vice Chairman of the Board

Steven D. Cosler	48	President, Chief Executive Officer and Director

Donald J. Perfetto	57	Executive Vice President, Chief Operating Officer,and Director

Rebecca M. Shanahan	50	Executive Vice President--Administration, General Counsel and Secretary

Guy F. Bryant	45	Executive Vice President--Distribution Services

Kim K. Rondeau	47	Executive Vice President--Specialty Pharmacy Sales and Marketing

Stephen M. Saft	33	Senior Vice President, Chief Financial Officer and Treasurer

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

        Robert L. Myers has been Vice Chairman of the Board since March 2001. Mr. Myers was the President of the Company from July 1996 to March 2001 and the Chief Executive Officer of the Company from May 1997 to January 2002. From July 1996 to May 1997, he was the Chief Operating Officer of the Company. From June 1995 through June 1996, Mr. Myers was a consultant to the healthcare industry. From 1971 to June 1995, Mr. Myers was employed by Eckerd Corporation, a retail drug store chain, where he served as a corporate officer from 1981 through 1995 and as senior vice president of pharmacy from 1990 to 1995. Mr. Myers has served as a director of the Company since May 1997. Mr. Myers is a registered pharmacist.

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

        Donald J. Perfetto has been Chief Operating Officer since January 2002. Mr. Perfetto has served as Executive Vice President since November 1998. Prior to that time and since June 1997 he was a Vice President. Mr. Perfetto served as Chief Financial Officer and Treasurer from June 1997 to January 2002. From 1986 to May 1997, he was employed by Bimeco, Inc., a distributor of medical products. During such time, Mr. Perfetto held the positions of vice president of finance and operations and secretary/treasurer of Bimeco, Inc. Mr. Perfetto has served as a director of the Company since February 1999.

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

        Guy F. Bryant has been Executive Vice President—Distribution Services since May 2002. Prior to that, he served as Executive Vice President and Chief Marketing Officer from January 2000. From September 1995 to January 2000 he was Executive Vice President—Priority Healthcare Distribution. Prior to joining the Company, he was employed in sales and general management positions by Major Pharmaceuticals, a distributor of generic pharmaceuticals, since September 1992 and was vice president of sales from August 1994 to August 1995.

        Kim K. Rondeau has been Executive Vice President—Specialty Pharmacy Sales and Marketing since March 2002. She is also the President and founder of Freedom Drug, a subsidiary of the Company, which is the nation’s leading pharmacy specializing in the delivery of infertility medications. Prior to founding Freedom Drug in 1994, she was the Director of Outpatient Pharmacy Services at Brigham and Women’s Hospital in Boston, Massachusetts. From 1979 to 1984, Ms. Rondeau held various management positions in retail pharmacy. Ms. Rondeau is a registered pharmacist.

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

        (Pursuant to General Instruction G(3) of Form 10-K, the foregoing information regarding executive officers, as of March 1, 2004, is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders.)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Prices

        The Company’s Class B Common Stock trades on The Nasdaq Stock Market (“Nasdaq”) under the symbol PHCC. The prices set forth below reflect the high and low sales prices for the Company’s Class B Common Stock as reported by Nasdaq for each fiscal quarter in the years ended December 28, 2002 and January 3, 2004. As of March 1, 2004, there were 96 holders of record of the Company’s Class B Common Stock.

	High	Low
2002:
First Quarter	$35.95	$22.79
Second Quarter	29.96	20.90
Third Quarter	25.57	18.16
Fourth Quarter	25.98	20.60

2003:
First Quarter	$26.88	$19.64
Second Quarter	27.80	17.54
Third Quarter	23.70	17.81
Fourth Quarter	25.00	19.35

        The Company’s Class A Common Stock is not listed for trading. However, because the Class A Common Stock is automatically converted into Class B Common Stock upon transfer (except in limited circumstances), the Class A Common Stock is freely tradable except by affiliates of the Company. As of March 1, 2004, there were 567 holders of record of the Company’s Class A Common Stock.

Dividends

        The Company does not intend to pay cash dividends on its Common Stock in the foreseeable future, but rather intends to use future earnings principally to support operations and to finance expansion and possible acquisitions. The payment of cash dividends in the future will be at the discretion of the Company’s Board of Directors and will depend on a number of factors, including the Company’s financial condition, capital requirements, future business prospects, the terms of any documents governing indebtedness of the Company (including the Company’s revolving credit agreement, which imposes limitations on dividends and other distributions), and such other factors as the Board of Directors of the Company may deem relevant. Subject to the terms of any preferred stock created by the Company’s Board of Directors, each outstanding share of Common Stock will be entitled equally to such dividends as may be declared from time to time by the Board of Directors.

Sales of Unregistered Securities

        The following information is furnished as to securities of the Company sold during 2003 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

(a)	On May 14, 2003, the Company issued 42,985 shares of Class B Common Stock to the former owners of InfuRx in connection with its acquisition.

(b)	On September 17, 2003, the Company issued 21,785 shares of Class B Common Stock to SinusPharma, Inc. in connection with the acquisition of Sinus.

(c)	On September 17, 2003, the Company issued 152,505 shares of Class B Common Stock to SinusPharma, Inc. in connection with its investment in SinusPharma, Inc.

(d)	On October 27, 2003, the Company issued 1,810 shares of Class B Common Stock to its five non-employee Directors as the stock portion of their annual retainer.

(e)	On October 29, 2003, the Company issued 18,135 shares of Class B Common Stock to the former owners of InfuRx in connection with its acquisition.

        The transactions described in paragraphs (a) to (e) above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Equity Compensation Plans

        The information required by this Item concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

        Through January 3, 2004, several acquisitions were made by Priority Healthcare Corporation. See “Item 1. Business—Acquisitions” for a description of acquisitions completed since 1999. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired entities are included in our financial statements from their respective dates of acquisition. As a result, period-to-period comparisons of financial position and results of operations are not necessarily meaningful. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this report.

	January 3, 2004	December 28, 2002	Year ended December 29, 2001	December 30, 2000	December 31, 1999
	(000's omitted, except share and per share data)
Statement of Earnings Data:
Net sales	$1,461,811	$1,200,391	$805,120	$584,657	$427,887
Cost of products sold	1,299,948	1,063,181	712,971	514,360	375,263
Gross profit	161,863	137,210	92,149	70,297	52,624
Selling, general and administrative expense	77,932	64,959	48,349	31,313	21,228
Impairment of fixed asset	--	2,386	--	--	--
Depreciation and amortization	4,273	2,760	3,400	1,335	1,290
Earnings from operations	79,658	67,105	40,400	37,649	30,106
Impairment of investment	--	--	(2,019)	--	--
Interest income	1,302	2,632	5,972	6,920	3,432
Earnings before income taxes	80,960	69,737	44,353	44,569	33,538
Provision for income taxes	30,360	26,151	16,633	16,490	12,844
Net earnings	$50,600	$43,586	$27,720	$28,079	$20,694
Earning per share :
Basic	$1.17	$1.00	$.64	$.66	$.51
Diluted	$1.15	$.98	$.62	$.65	$.50
Weighted average
shares outstanding :
Basic	43,362,614	43,699,208	43,542,518	42,254,841	40,503,406
Diluted	43,930,042	44,384,665	44,555,586	43,096,956	41,535,642

Dividends	--	--	--	--	--

	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000	December 31, 1999
Balance Sheet Data:
Working capital	$208,439	$185,434	$188,680	$194,724	$145,770
Total assets	514,009	484,862	396,016	297,101	217,704
Long-term obligations	--	--	--	--	--
Total liabilities	171,100	190,435	141,676	86,498	59,097
Shareholders' equity	342,909	294,427	254,340	210,603	158,607

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report.

Forward-Looking Statements

        Certain statements included in this annual report, which are not historical facts, are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs and involve certain risks and uncertainties including, but not limited to, changes in interest rates, competitive pressures, changes in customer mix, changes in third party reimbursement rates, financial stability of major customers, changes in government regulations or the interpretation of these regulations, changes in supplier relationships, growth opportunities, cost savings, revenue enhancements, synergies and other benefits anticipated from acquisition transactions, difficulties related to integrating acquired businesses, the accounting and tax treatment of acquisitions, and asserted and unasserted claims, which could cause actual results to differ from those in the forward-looking statements. The forward-looking statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date herein.

Overview

        We were formed in June 1994 to succeed to the business operations of companies previously acquired by BWI. From our formation through our initial public offering, or IPO, on October 24, 1997, we operated as a wholly owned subsidiary of BWI, and procured a number of services from, and engaged in a number of financial and other transactions with, BWI. After the IPO, we continued to be controlled by BWI, but operated on a stand-alone basis. On December 31, 1998, BWI distributed to the holders of BWI common stock on December 15, 1998 all of the shares of our Class A Common Stock owned by BWI, making Priority Healthcare Corporation a stand-alone public company.

        Priority is a national specialty pharmacy and distributor that provides biopharmaceuticals, complex therapies and related disease treatment programs and services to individuals with chronic diseases. Priority fills individual patient prescriptions, primarily for self-administered biopharmaceuticals. These patient-specific prescriptions are filled at licensed pharmacies in Lake Mary, Florida, Byfield, Massachusetts, New Castle, Delaware, Memphis, Tennessee, Oldsmar, Florida, New York, New York, Carpinteria, California and Monrovia, California and are shipped directly to the patient overnight in specialized packages. We also provide disease treatment programs for hepatitis, cancer, infertility, hemophilia, human growth hormone deficiency, rheumatoid arthritis, Crohn’s disease, infertility, pulmonary hypertension, pain management, multiple sclerosis, sinusitis, age-related macular degeneration and others.

        We also sell over 5,000 SKUs of specialty pharmaceuticals and medical supplies to office-based physicians in oncology and other specialty markets and to outpatient renal care centers. Priority offers value-added services to meet the specific needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures, offering automated order entry services and offering customized distribution for group accounts. From distribution centers in Sparks, Nevada and Grove City, Ohio, we service over 5,000 customers in all 50 states, including office-based oncologists, renal dialysis clinics, ambulatory surgery centers and primary care physicians.

        Our objective is to continue to grow rapidly and enhance our market position as a leading healthcare company by capitalizing on our business strengths and pursuing the following strategy: (i) continue to focus on further penetrating the core specialty distribution and pharmacy market; (ii) develop new manufacturer relationships that provide access to new products and services; (iii) continue to develop group purchasing organization and payor networks; (iv) enter new specialty markets; and (v) pursue acquisitions to complement existing product offerings and further penetrate markets.

        Over the past three years, we have continued to grow as we have executed on our growth strategy. Due to the nature of healthcare and the pharmaceutical industry, there is constant pressure on profit margins. Competition has resulted in some margin reduction on our products. However, as we have done in the past, we expect to be able to partially offset this impact through the continuing benefits of scale, as well as cost containment measures.

Critical Accounting Policies

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the financial statements. The items in our financial statements that we believe are the most dependent on the applications of significant estimates and judgments are as follows:

Revenue Recognition — Revenues are recognized when products are shipped to unaffiliated customers with appropriate provisions recorded for estimated discounts and contractual allowances. Discounts and contractual allowances are estimated based on historical collections from all unaffiliated customers. Any differences between our estimates and actual collections are reflected in operations in the year payment is received. Differences may result in the amount and timing of our revenue for any period if actual performance varies from our estimates.

Receivables — Receivables are presented net of the allowance for doubtful accounts and contractual allowances. Receivables include trade and patient account receivables and the current portion of trade receivables that have been converted to note receivables. We regularly review and analyze the adequacy of these allowances after considering the age of each outstanding receivable and the collection history. The allowance for doubtful accounts and contractual allowances are based on these analyses. Although doubtful accounts and contractual allowances have historically been within expectations and allowances established, there is no guarantee that we will continue to experience the same credit loss rates that we have in the past.

Intangibles — Effective on December 30, 2001, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which superseded APB Opinion No. 17, Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. In accordance with the adoption of SFAS No. 142, we ceased amortization of goodwill effective December 30, 2001.

Goodwill and indefinite-lived intangibles are tested for impairment annually or more frequently if impairment indicators arise in accordance with SFAS No. 142. These evaluations require the use of judgment as to the effects of external factors and market conditions on our operations, and they require the use of estimates in projecting future operating results. If actual external conditions or future operating results differ from our judgments, impairment charges may be necessary to reduce the carrying value of the subject assets.

Pursuant to SFAS No. 142, we perform an annual goodwill impairment review, as defined in Note 6, “Intangibles” to the Consolidated Financial Statements, or when events or changes in circumstances indicate the carrying value may not be recoverable. In assessing the recoverability of our goodwill and intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. An impairment charge would reduce operating income in the period it was determined that the charge was needed. As a result of the January 3, 2004 impairment testing, no impairment adjustments were deemed necessary.

Income Taxes — We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction.

Results of Operations

      2003 Compared to 2002

        Net Sales. Net sales increased to $1.46 billion in 2003 from $1.20 billion in 2002, an increase of 22%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of HOSS effective March 11, 2002 and Sinus effective September 11, 2003 and inflationary price increases. The additional net sales attributed to the acquisitions of HOSS and Sinus in 2003 (prior to March 11, 2003 for HOSS) represented approximately 1% of the total net sales in 2003.

        Gross Profit. Gross profit increased to $161.9 million in 2003 from $137.2 million in 2002, an increase of 18%. The increase in gross profit reflected increased sales and the acquisitions of HOSS and Sinus. Gross profit as a percentage of net sales decreased to 11.1% in 2003 from 11.4% in 2002. This decrease was primarily attributed to contraction on gross profit related to oncology distribution products, infertility sales and margins being negatively impacted by a change in the spread between Average Wholesale Price (AWP) and Wholesale Acquisition Cost (WAC), as published by First Databank, during part of the year, and the change in sales mix, as lower margin products experienced increased sales. Competition continues to exert pressure on margins.

        Selling, General and Administrative Expense. Selling, general and administrative, or SGA, expense increased to $77.9 million in 2003 from $65.0 million in 2002, an increase of 20%. SGA expense as a percentage of net sales decreased to 5.3% in 2003 from 5.4% in 2002. The increase in SGA expense reflected the growth in our business, costs related to new business relationships with drug manufacturers, significant premium increases for property and liability insurance, increased costs attributable to providing more clinically oriented services and the acquisitions of HOSS and Sinus. The decrease in SGA expense as a percentage of net sales resulted from spreading fixed costs over a larger sales base in 2003. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

        Impairment of Fixed Asset. The impairment of fixed asset charge of $2.4 million in 2002 resulted from writing off computer hardware and application software for a project that began in 2000 and was discontinued in 2002.

        Depreciation and Amortization. Depreciation and amortization, or D&A, increased to $4.3 million in 2003 from $2.8 million in 2002, an increase of 55%. The increase in D&A was primarily the result of depreciation on newly acquired computer hardware and software, furniture and equipment, transportation equipment, telephone equipment and leasehold improvements.

        Interest Income. Interest income decreased to $1.3 million in 2003 from $2.6 million in 2002, a decrease of 50%. In 2003, we earned 1.78% on an average invested balance of $73.2 million. In 2002, we earned 2.50% on an average invested balance of $105.1 million. The decrease in interest income was due to the lower average invested balances and lower interest rates earned. In 2003 and 2002, the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

        Income Taxes. The provision for income taxes in 2003 and 2002 represented 37.5% of earnings before income taxes.

      2002 Compared to 2001

        Net Sales. Net sales increased to $1.20 billion in 2002 from $805.1 million in 2001, an increase of 49%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of Freedom Drug effective January 20, 2001, Physicians Formulary effective April 2, 2001, InfuRx effective October 26, 2001 and HOSS effective March 11, 2002 and inflationary price increases. The additional net sales attributed to the acquisitions of Freedom Drug, Physicians Formulary, InfuRx and HOSS in 2002 (prior to January 20, 2002 for Freedom Drug, prior to April 2, 2002 for Physicians Formulary and prior to October 26, 2002 for InfuRx) represented approximately 5% of the total net sales in 2002.

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

        Interest Income. Interest income decreased to $2.6 million in 2002 from $6.0 million in 2001, a decrease of 56%. In 2002, we earned 2.50% on an average invested balance of $105.1 million. In 2001, we earned 4.67% on an average invested balance of $127.8 million. The decrease in interest income was due to the lower average invested balances and lower interest rates earned, which was primarily due to the eleven short term interest rate cuts during 2001 and the one short term interest rate cut in 2002. In 2002 and 2001, the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

        Income Taxes. The provision for income taxes in 2002 and 2001 represented 37.5% of earnings before income taxes.

Liquidity and Capital Resources

        Our principal capital requirements have been to fund working capital needs to support internal growth, for acquisitions and for capital expenditures. Our principal working capital needs are for inventory and accounts receivable. Management controls inventory levels in order to minimize carrying costs and maximize purchasing opportunities. We sell inventory to our customers on various payment terms. This requires significant working capital to finance inventory purchases and entails accounts receivable exposure in the event any of our major customers encounter financial difficulties. Although we monitor closely the creditworthiness of our customers, there can be no assurance that we will not incur some collection loss on accounts receivable in the future.

        On January 3, 2004, we had cash and cash equivalents of $47.7 million, marketable securities of $15.3 million and working capital of $208.4 million. On February 27, 2004, we entered into an agreement with Suntrust Bank, as administrative agent, for an unsecured three year revolving credit facility for up to $150 million. We intend to use the available proceeds to fund acquisitions, repurchase shares of our Class B Common Stock, provide for working capital and capital expenditures, and for other general corporate purposes. The revolving credit facility requires us, among other things, to maintain a minimum consolidated net worth, a minimum interest coverage ratio and limits our leverage ratio. We believe that the cash and cash equivalents, marketable securities, working capital, revolving credit facility and cash from operations will be sufficient to meet our working capital needs for at least one year.

        Net Cash Provided by Operating Activities. Our operations generated $28.3 million in cash during 2003. Net receivables increased $10.7 million, primarily to support the increase in sales and due to the extension of credit terms to meet competitive conditions. Finished goods inventory, net of acquisitions, increased $8.2 million, primarily due to new product introductions, to support the increase in sales and to take advantage of some purchasing opportunities. The $6.8 million increase in accounts payable, net of acquisitions, partially reduced the cash requirements for receivables and finished goods inventory; this increase was attributable to the increase in finished goods inventory, the timing of payments and the credit terms negotiated with vendors. Other current assets and liabilities, net of acquisitions, decreased cash by $23.3 million, primarily due to the payment of 2002 income taxes and accrued expenses. We anticipate that our operations may require cash to fund our growth.

        Net Cash Used by Investing Activities. In 2003, we sold $31.0 million of marketable securities primarily to finance the acquisition of Sinus, make an earn out payment related to the Freedom Drug acquisition, make an earn out payment related to the InfuRx acquisition, make a holdback payment related to the Physicians Formulary acquisition, purchase fixed assets and purchase treasury stock. Capital expenditures during 2003 totaled $18.1 million. These purchases were primarily for our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. We expect that capital expenditures during 2004 will be approximately $13 to $16 million. We anticipate that these expenditures will relate primarily to our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. In 2003, other assets decreased $2.0 million primarily due to recovering our investment in our joint venture upon its sale to AdvancePCS, offset by an additional deposit with a major supplier. Effective September 11, 2003, we acquired substantially all of the assets of Sinus, the leading provider of intranasal nebulized therapies for the treatment of chronic sinusitis. We paid $10.3 million related to the acquisition of Sinus. During 2003, we paid $8.4 million related to the 2001 acquisitions of Freedom Drug and InfuRx because they achieved certain predetermined financial results during the year ended December 28, 2002. During 2003, we also paid $3.8 million related to a holdback on the 2001 acquisition of Physicians Formulary.

        Net Cash Used by Financing Activities. During 2003, we received proceeds of $2.2 million from stock option exercises and we purchased treasury stock for $11.4 million.

        On July 17, 2003, the Board of Directors approved the purchase of up to 3,000,000 shares of our outstanding shares of Class B Common Stock. The purchases are approved through July 16, 2004. The purchases may be made from time to time in the open market or in privately negotiated transactions depending on market conditions and other considerations. From July 17, 2003 to January 3, 2004, 394,100 shares were purchased in the open market at an average price of $19.89 and were included in treasury stock. We purchased the treasury stock because management believed the stock was undervalued.

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

Off-Balance Sheet Arrangements

         Except as set forth below under “Contractual Obligations”, we have no material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

        The following table sets forth the specified contractual obligations as of January 3, 2004:

	Payments due by period (000's omitted)
	Total	2004	2005	2006	2007	2008	Beyond 2008
Operating lease obligations	$4,505	$2,100	$1,100	$604	$497	$204	$ --

Recent Accounting Pronouncements

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Priority Healthcare Corporation

In our opinion, the consolidated balance sheets and the related consolidated statements of earnings, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Priority Healthcare Corporation and its subsidiaries (the “Company”) at January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, the Company ceased amortizing goodwill as of December 30, 2001.

PricewaterhouseCoopers LLP
Orlando, Florida
February 18, 2004, except as to Note 16, which is dated March 8, 2004

PRIORITY HEALTHCARE CORPORATION CONSOLIDATED STATEMENTS OF EARNINGS (000's omitted, except share and per share data)
	January 3, 2004	Year ended December 28, 2002	December 29, 2001
Net sales	$1,461,811	$1,200,391	$805,120
Cost of products sold	1,299,948	1,063,181	712,971

Gross profit	161,863	137,210	92,149

Selling, general and administrative expense	77,932	64,959	48,349
Impairment of fixed asset	--	2,386	--
Depreciation and amortization	4,273	2,760	3,400

Earnings from operations	79,658	67,105	40,400

Impairment of investment	--	--	2,019
Interest income	(1,302)	(2,632)	(5,972)

Earnings before income taxes	80,960	69,737	44,353

Provision for income taxes:
Current	25,348	25,608	15,135
Deferred	5,012	543	1,498

	30,360	26,151	16,633

Net earnings	$50,600	$43,586	$27,720

Earnings per share:
Basic	$1.17	$1.00	$.64
Diluted	$1.15	$.98	$.62
Weighted average shares outstanding:
Basic	43,362,614	43,699,208	43,542,518
Diluted	43,930,042	44,384,665	44,555,586

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION CONSOLIDATED BALANCE SHEETS (000's omitted, except share data)
	January 3, 2004	December 28, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$ 45,719	$ 37,031
Restricted cash	2,000	--
Marketable securities	15,317	46,337
Receivables, less allowance for doubtful accounts of
$5,480 and $5,437, respectively	172,206	163,688
Finished goods inventory	117,218	108,604
Deferred income taxes	2,325	3,221
Other current assets	18,317	14,667
	373,102	373,548
Fixed assets, net	29,780	13,749
Other assets	4,000	4,780
Intangibles, net	107,127	92,785
Total assets	$ 514,009	$ 484,862

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$ 151,539	$ 142,666
Other current liabilities	13,124	45,448
	164,663	188,114
Deferred income taxes	6,437	2,321

Commitments and contingencies (notes 11 and 13)

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none
issued and outstanding	--	--
Common stock
Class A, $0.01 par value, 55,000,000 shares authorized,
6,677,683 and 6,880,497 issued and outstanding, respectively	67	69
Class B, $0.01 par value, 180,000,000 shares authorized,
38,719,635 and 38,516,821 issued, respectively	387	385
Additional paid in capital	189,309	187,158
Retained earnings	187,673	137,073
	377,436	324,685
Less: Class B Common unearned restricted stock, 108,323
and 53,000 shares, respectively	(1,846)	(1,291)
Class B Common stock in treasury (at cost), 1,987,739
and 1,884,078 shares, respectively	(32,681)	(28,967)
Total shareholders' equity	342,909	294,427
Total liabilities and shareholders' equity	$ 514,009	$ 484,862

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (000's omitted)
	January 3, 2004	Year ended December 28, 2002	December 29, 2001
Cash flow from operating activities:
Net earnings	$ 50,600	$ 43,586	$ 27,720
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	4,273	2,760	3,400
Provision for doubtful accounts	2,197	2,449	4,920
Tax benefit from stock option exercises	672	944	9,601
Impairment of investment	--	--	2,019
Impairment of fixed asset	--	2,386	--
Loss on disposal of fixed assets	--	44	208
Compensation expense on stock grants	932	30	30
Deferred income taxes	5,012	543	1,498
Change in assets and liabilities, net of acquisitions:
Receivables	(10,715)	(44,905)	(14,900)
Finished goods inventory	(8,184)	(32,189)	(22,350)
Accounts payable	6,770	25,642	27,677
Other current assets and liabilities	(23,263)	18,373	5,645
Net cash provided by operating activities	28,294	19,663	45,468
Cash flow from investing activities:
Sales, net of purchases, (purchases, net of sales),
of marketable securities	31,020	47,829	(15,596)
Restricted cash for acquisition of business	(2,000)	--	--
Purchases of fixed assets	(18,124)	(8,980)	(7,446)
Decrease (increase) in other assets	1,974	(11,870)	(7,500)
Acquisition of businesses, net of cash acquired	(23,332)	(32,896)	(36,611)

Net cash used by investing activities	(10,462)	(5,917)	(67,153)

Cash flow from financing activities:
Proceeds from stock option exercises	2,209	3,716	8,425
Payments for purchase of treasury stock	(11,353)	(13,189)	(4,039)

Net cash (used) provided by financing activities	(9,144)	(9,473)	4,386
Net increase (decrease) in cash	8,688	4,273	(17,299)
Cash and cash equivalents at beginning of period	37,031	32,758	50,057
Cash and cash equivalents at end of period	$ 45,719	$ 37,031	$ 32,758
Supplemental cash flow information:
Income taxes paid	$ 43,238	$ 12,227	$ 4,466

Supplemental non-cash investing and financing activities:
Acquisition liabilities	$ 2,929	$ 10,348	$ 11,029
Stock issued in connection with acquisitions	$ 1,922	$ 5,000	$ 2,000
Stock issued in connection with investment	$ 3,500	$ --	$ --

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (000's omitted, except share data)
	Class A Common Stock		Class B Common Stock		Class B Common Stock		Class B Common Stock
	Shares Outstanding	Amount	Shares Outstanding	Amount	Unearned Restricted Shares	Amount	Treasury Shares	Amount	Additional Paid in Capital	Retained Earnings	Shareholders' Equity
Balances at December 30, 2000	8,123,867	$81	37,272,375	$373	--	$--	(2,548,273)	$(29,897)	$174,279	$65,767	$210,603
Net earnings										27,720	27,720
Issuance of Class B common stock:
Stock option exercises and related tax benefit							903,776	10,645	7,381		18,026
Board of Directors' compensation			1,076						30		30
Issuance of common stock in connection with acquisition							67,636	872	1,128		2,000
Repurchase of common stock							(162,613)	(4,039)			(4,039)
Conversions to Class B	(912,052)	(9)	912,052	9							--

Balances at December 29, 2001	7,211,815	72	38,185,503	382	--	--	(1,739,474)	(22,419)	182,818	93,487	254,340
Net earnings										43,586	43,586
Issuance of Class B common stock:
Stock option exercises and related tax benefit							238,546	3,192	1,468		4,660
Unearned restricted stock grant					(53,000)	(1,291)	53,000	815	476		--
Board of Directors' compensation							1,228	19	11		30
Issuance of common stock in connection with acquisition							202,922	2,615	2,385		5,000
Repurchase of common stock							(640,300)	(13,189)			(13,189)
Conversions to Class B	(331,318)	(3)	331,318	3							--

Balances at December 28, 2002	6,880,497	69	38,516,821	385	(53,000)	(1,291)	(1,884,078)	(28,967)	187,158	137,073	294,427
Net earnings										50,600	50,600
Issuance of Class B common stock:
Stock option exercises and related tax benefit							167,617	2,677	204		2,881
Unearned restricted stock grant					(68,575)	(1,408)	68,575	1,127	281		--
Earned restricted stock					13,252	853					853
Stock option grant									42		42
Board of Directors' compensation							1,810	29	8		37
Issuance of common stock in connection with acquisition							82,905	1,315	607		1,922
Issuance of common stock in connection with investment							152,505	2,491	1,009		3,500
Repurchase of common stock							(577,073)	(11,353)			(11,353)
Conversions to Class B	(202,814)	(2)	202,814	2							--

Balances at January 3, 2004	6,677,683	$67	38,719,635	$387	(108,323)	$(1,846)	(1,987,739)	$(32,681)	$189,309	$187,673	$342,909

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

        Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company reports on a fiscal year basis using the 52 or 53 week period ending on the Saturday closest to December 31. The year ended January 3, 2004 was a 53 week period. The years ended December 28, 2002 and December 29, 2001 were 52 week periods.

        Revenue recognition. Revenues are recognized when products are shipped to customers with appropriate provisions recorded for estimated discounts and contractual allowances. Discounts and contractual allowances are estimated based on historical collections. Any differences between the estimates and actual collections are reflected in operations in the year payment is received. Financing charge revenue is recognized when received.

        Cash and cash equivalents. The Company considers all investments with an original maturity of less than 3 months to be a cash equivalent.

        Concentration of credit risk. Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash balances may, at times, exceed FDIC limits on insurable amounts. The Company mitigates its risk by investing in or through major financial institutions.

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

        Receivables.        Receivables are presented net of the allowance for doubtful accounts and contractual allowances. Receivables include trade and patient account receivables and the current portion of trade receivables that have been converted to note receivables. The Company regularly reviews and analyzes the adequacy of these allowances after considering the age of each outstanding receivable and the collection history. The allowance for doubtful accounts and contractual allowances are based on these analyses. Although doubtful accounts and contractual allowances have historically been within expectations and allowances established, there is no guarantee that the Company will continue to experience the same credit loss rates that it has in the past.

        Inventories.        Inventories consist of merchandise held for resale. Inventories are stated on the basis of lower of cost or market using the first-in, first-out (“FIFO”) method.

        Fixed assets. Depreciation is computed on the straight-line method for financial reporting purposes. Accelerated methods are primarily used for income tax purposes. Assets, valued at cost, are generally being depreciated over their estimated useful lives as follows:

Estimated useful life (years)
Computer hardware and software	3 to 7
Furniture and equipment	5
Leasehold improvements	5
Transportation equipment	5

Maintenance and repairs are charged to expense in the year incurred. Cost and related accumulated depreciation for fixed assets are removed from the accounts upon sale or disposition, and the resulting gain or loss is reflected in earnings.

        Capitalized software costs. The Company expenses costs incurred in the preliminary project stage of developing or obtaining internal use software, such as research and feasibility studies, as well as costs incurred in the post implementation/operational stage, such as maintenance and training. Capitalization of software development costs occurs only after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. The capitalized costs are amortized on a straight-line method over the estimated useful life of the software, which is generally 5 to 7 years.

    Intangibles.        Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangibles Assets” as of December 30, 2001. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company measures impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in its current business model or another valuation technique. Prior to fiscal 2002, goodwill was amortized over periods not exceeding 40 years. Other definite lived intangibles are amortized on a straight-line basis over periods not exceeding 15 years.

        Stock-based compensation. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated financial position or results of operations.

        The Company has elected to continue to measure compensation for stock options issued to its employees and outside directors pursuant to APB No. 25 under the intrinsic value method. All stock options are granted with an exercise price at or above fair market value at date of grant. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. Had compensation cost been determined based upon the fair value of the stock options at grant date, consistent with the method under SFAS No. 123, the Company’s net earnings and earnings per share for fiscal 2003, 2002 and 2001 would have been reduced to the following pro forma amounts indicated.

Year ended
	January 3, 2004	December 28, 2002	December 29, 2001
(In Thousands, Except Per Share Data)
Net earnings - as reported	$ 50,600	$ 43,586	$ 27,720
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,513)	(11,566)	(11,580)

Pro forma net earnings	$ 42,087	$ 32,020	$ 16,140

Basic earnings per share:
Basic - as reported	$ 1.17	$ 1.00	$ .64
Basic - pro forma	$ .97	$ .73	$ .37
Diluted earnings per share:
Diluted - as reported	$ 1.15	$ .98	$ .62
Diluted - pro forma	$ .96	$ .72	$ .36

       The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

	2003	2002	2001
Risk free interest rate	2.64%	2.89%	3.64%
Expected dividend yield	.00%	.00%	.00%
Expected life of options	3.80	3.45	2.50
Volatility of stock price	58.49%	73.55%	79.02%
Weighted average fair value of options	$ 9.47	$ 13.18	$ 15.37

        Shipping and handling costs. Costs associated with shipping and handling activities are comprised of outbound freight and are included in selling, general and administrative expense. These costs were $9.1 million, $8.6 million and $5.4 million for the years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

        Income taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction.

        Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include the allowance for doubtful accounts, contractual allowances and income taxes.

        Fair value of financial instruments. The carrying values of cash and cash equivalents, restricted cash, marketable securities, receivables, other current assets, accounts payable and other current liabilities approximate their fair market values due to the short-term maturity of these instruments.

        Comprehensive income. In accordance with SFAS No. 130, “Reporting Comprehensive Income”, the Company is required to display comprehensive income and its components as part of its complete set of financial statements. Comprehensive income represents changes in shareholders’ equity resulting from transactions other than shareholder investments and distributions.

Note 2—Earnings Per Share

        Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the applicable fiscal years. Diluted EPS include the weighted average number of common shares outstanding and the effect of common stock equivalents. The following is a reconciliation between basic and diluted EPS:

	(In Thousands)
	2003	2002	2001
Weighted average number of Class A and Class B
Common shares outstanding used as the denominator
in the basic earnings per share calculation	43,363	43,699	43,543
Additional shares assuming exercise of dilutive stock options	508	634	1,013
Additional shares assuming unearned restricted stock is earned	39	10	--
Additional shares assuming contingently issuable shares
related to acquisitions are issued	20	42	--

Weighted average number of Class A and Class B
Common and equivalent shares used as the denominator
in the diluted earnings per share calculation	43,930	44,385	44,556

Options to purchase 3.1 million, 3.4 million and 458,000 shares with exercise prices greater than the average market prices of common stock were outstanding at January 3, 2004, December 28, 2002 and December 29, 2001, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

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

        On October 26, 2001, the Company completed an acquisition of the majority of the operating assets of InfuRx, a specialty pharmacy. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the InfuRx assets was approximately $15.5 million, which included approximately $1.9 million for inventory, accounts receivable and fixed assets, approximately $1.5 million in assumed accounts payable debt, and resulted in approximately $13.7 million of goodwill. The results of operations of InfuRx prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements.

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

        On September 11, 2003, the Company completed an acquisition of the majority of the operating assets of SinusPharmacy Corporation (“Sinus”), the leading provider of intranasal nebulized therapies for the treatment of chronic sinusitis. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Sinus assets was approximately $12.9 million, which included approximately $300,000 for inventory and fixed assets, approximately $150,000 in assumed other current liabilities debt, and resulted in approximately $11.8 million of goodwill and $865,000 of trademark intangible assets. The results of operations of Sinus prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements. In addition, if Sinus achieves certain predetermined financial results during the 12-month periods ending September 30, 2004 and September 30, 2005, the Company will make additional payments. The Company has restricted cash in the amount of $2 million related to payments due in the future for the Sinus acquisition. The Company has agreed not to permit any lien against the restricted cash until all payments have been made.

Note 4—Marketable Securities

        Marketable securities are carried on the balance sheet at their market value. Marketable securities at January 3, 2004 and December 28, 2002 consist of the following:

	(In Thousands)
	2003	2002
Mutual funds	$2,890	$2,226
Corporate bonds	12,427	44,111

	$15,317	$46,337

These investments had a fair value of approximately $50.9 million (which included approximately $35.6 million classified as cash equivalents) and $78.6 million (which included approximately $32.3 million classified as cash equivalents) at January 3, 2004 and December 28, 2002, respectively. At January 3, 2004 and December 28, 2002, the book value of these investments approximated their market value. There were no significant gross realized gains or losses on sales of available-for-sale securities in 2003 or 2002. All available-for-sale securities are due in one year or less.

Note 5—Fixed Assets

        Fixed assets at January 3, 2004 and December 28, 2002 consist of the following:

	(In Thousands)
	2003	2002
Computer hardware and software	$14,505	$7,699
Furniture and equipment	8,166	6,045
Leasehold improvements	2,604	1,813
Transportation equipment	631	617

	25,906	16,174
Less: accumulated depreciation	(8,785)	(4,628)

	17,121	11,546
Construction in progress	12,659	2,203

	$29,780	$13,749

Depreciation expense was $4.2 million, $2.7 million and $1.5 million for the years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively. The impairment of fixed asset charge of $2.4 million in 2002 resulted from writing off computer hardware and application software for a project that began in 2000 and was discontinued in 2002.

Note 6—Intangibles

        The carrying amount of acquired intangible assets at January 3, 2004 and December 28, 2002 is as follows:

	(In Thousands)
	2003	2002
Goodwill	$109,008	$95,412
Accumulated amortization	(3,179)	(3,179)

Goodwill, net	105,829	92,233

Other	2,404	1,539
Accumulated amortization	(1,106)	(987)

Other, net	1,298	552

Intangibles, net	$107,127	$92,785

The $13.6 million increase in the carrying amount of goodwill consists of $12.5 million for acquisitions made in 2003 and $1.1 million for acquisitions made prior to 2003. The $865,000 increase in the carrying amount of other intangibles relates to a trademark.

Amortization expense was $119,000, $100,000 and $1.9 million for the years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively. Amortization expense will aggregate approximately $187,000 during each of the next 5 years.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective December 30, 2001. A reconciliation of previously reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, is as follows for the years ended January 3, 2004, December 28, 2002 and December 29, 2001:

	(In Thousands, Except Per Share Data)
	2003	2002	2001
Reported net earnings	$50,600	$43,586	$27,720
Add back: Goodwill amortization	--	--	1,112

Adjusted net earnings	$50,600	$43,586	$28,832

Basic earnings per share:
Reported basic earnings per share	$1.17	$1.00	$.64
Goodwill amortization	--	--	.02

Adjusted basic earnings per share	$1.17	$1.00	$.66

Diluted earnings per share:
Reported diluted earnings per share	$1.15	$.98	$.62
Goodwill amortization	--	--	.03

Adjusted diluted earnings per share	$1.15	$.98	$.65

Note 7—Income Taxes

        The provision for income taxes includes state income taxes of $2.4 million, $2.7 million and $1.7 million for the years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:

	2003	2002	2001
Percentage of earnings before taxes:
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes on income, net of federal income
tax benefit	2.5%	2.5%	2.5%

Effective rate	37.5%	37.5%	37.5%

Presented below are the significant elements of the net deferred tax balance sheet accounts at January 3, 2004 and December 28, 2002:

	(In Thousands)
	2003	2002
Deferred tax asset:
Receivables	$2,055	$2,039
Finished goods inventories	78	298
Investments	659	638
Deferred compensation	875	697
Restricted stock	213	--
Accrued expenses	192	884

Total deferred tax assets	4,072	4,556

Deferred tax liabilities:
Fixed assets	(3,695)	(1,415)
Intangibles	(4,489)	(2,241)

Total deferred tax liabilities	(8,184)	(3,656)

Total net deferred income taxes	(4,112)	900
Less current deferred tax assets	(2,325)	(3,221)

Non current deferred income taxes	$(6,437)	$(2,321)

Note 8—Profit Sharing Plan

        All employees are generally eligible to participate in the Profit Sharing Plan as of the first January 1, April 1, July 1 or October 1 after having completed at least three months of service (as defined in the Profit Sharing Plan) and having reached age 18 (“Participant”). Participants are generally eligible to receive an annual contribution from the Company after having completed at least one year of service (as defined in the Profit Sharing Plan) and having reached age 18. The annual contribution of the Company to the Profit Sharing Plan is at the discretion of the Board of Directors of the Company and has historically been 4.0% to 8.0% of the Participant’s compensation for the year. The employer contribution for a year is allocated among the Participants employed on the last day of the year in proportion to their relative compensation for the year. The Profit Sharing Plan expense for the years ended January 3, 2004, December 28, 2002 and December 29, 2001 was $530,000, $1.8 million and $1.0 million, respectively.

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

        On July 19, 2001, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s outstanding shares of Class B Common Stock. This purchase was approved through July 18, 2002. In 2001, 153,500 shares were purchased at an average price of $23.93 and were included in treasury stock. In 2002, 55,000 shares were purchased pursuant to this authorization at an average price of $22.20 and were included in treasury stock. The Company purchased the treasury stock because management believed the market undervalued the stock.

        On July 18, 2002, the Board of Directors approved the purchase of up to 1,000,000 shares of the Company’s outstanding shares of Class B Common Stock. On August 14, 2002 the Board of Directors approved an additional purchase of up to 1,000,000 shares of the Company’s outstanding shares of Class B Common Stock. These purchases were approved through July 17, 2003. In 2002, 585,300 shares were purchased pursuant to these authorizations at an average price of $20.45 and were included in treasury stock. In 2003, 179,200 shares were purchased pursuant to this authorization at an average price of $19.16 and were included in treasury stock. The Company purchased the treasury stock because management believed the market undervalued the stock.

        On July 17, 2003, the Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s outstanding shares of Class B Common Stock. This purchase was approved through July 16, 2004. In 2003, 394,100 shares were purchased at an average price of $19.89 and were included in treasury stock. The Company purchased the treasury stock because management believed the market undervalued the stock.

Note 10—Stock Option and Incentive Plans

        On August 25, 1997, the Board of Directors and BWI, as sole shareholder of the Company, adopted the 1997 Stock Option and Incentive Plan (the “1997 Stock Option Plan”). Under the 1997 Stock Option Plan, the Company may award stock options and shares of restricted stock to officers, key employees and consultants of the Company. The aggregate number of shares of Class B Common Stock that may be awarded under the 1997 Stock Option Plan is 7,900,000, subject to adjustment in certain events. No individual participant may receive awards for more than 300,000 shares in any calendar year.

        Under the 1997 Stock Option Plan, awards of restricted shares may be made, in which case the grantee would be granted shares of Class B Common Stock, subject to any determined forfeiture or transfer restrictions. During the year ended January 3, 2004, 68,575 restricted shares were granted with a grant date fair value of $20.53 per share. During the year ended December 28, 2002, 53,000 restricted shares were granted with a grant date fair value of $24.35 per share. 108,323 and 53,000 unearned restricted shares were outstanding at January 3, 2004 and December 28, 2002, respectively. The value of these restricted shares are charged to compensation expense over the vesting period of 4 years. During the year ended January 3, 2004, $853,000 was charged to compensation expense for the restricted shares. During the year ended December 28, 2002, nothing was charged to compensation expense for the restricted shares.

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

Changes in stock options under all of the Company’s plans are shown below:

	Number of shares	Weighted average price per share
Options outstanding at December 30, 2000
(460,210 shares exercisable)	4,869,700	$17.52

Forfeited during 2001	(282,952)	$25.99
Granted during 2001	1,472,260	$31.22
Exercised during 2001	(903,776)	$9.32

Options outstanding at December 29, 2001
(756,435 shares exercisable)	5,155,232	$22.40

Forfeited during 2002	(337,258)	$27.23
Granted during 2002	995,540	$24.88
Exercised during 2002	(238,546)	$15.58

Options outstanding at December 28, 2002
(2,100,353 shares exercisable)	5,574,968	$22.83

Forfeited during 2003	(578,795)	$27.36
Granted during 2003	902,340	$20.60
Exercised during 2003	(167,617)	$13.18

Options outstanding at January 3, 2004
(3,950,585 shares exercisable)	5,730,896	$22.24

Available for grant (including restricted share awards) at January 3, 2004	1,674,998

Additional information regarding the Company's options outstanding at January 3, 2004 is shown below:

Range of Exercise Prices	Number Outstanding	Outstanding Weighted Average Remaining Contractual Life	Outstanding Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price
$ 4.63 to $15.63	1,051,417	4.75 Years	$ 9.05	1,051,417	$ 9.05
$17.00 to $20.53	1,378,332	8.21 Years	$19.23	504,446	$17.02
$21.12 to $24.38	985,817	8.26 Years	$23.78	557,786	$23.64
$25.13 to $27.66	1,223,150	6.94 Years	$27.44	970,400	$27.49
$30.15 to $38.38	1,092,180	7.57 Years	$31.53	866,536	$31.37

Note 11—Commitments

        The Company leases warehouse and office space under noncancelable operating leases expiring at various dates through 2008, with options to renew for various periods. Minimum commitments under leases aggregate $2.1 million for 2004, $1.1 million for 2005, $604,000 for 2006, $497,000 for 2007 and $204,000 for 2008.

        The rent expense for the years ended January 3, 2004, December 28, 2002 and December 29, 2001 was $2.1 million, $1.7 million and $1.3 million, respectively.

Note 12—Major Customers and Other Concentrations

        The Company services customers in all 50 states. During the years ended January 3, 2004, December 28, 2002 and December 29, 2001 the Company had one third party payor which accounted for 8%, 10% and 13%, respectively, of the Company’s net sales. The Company sells goods and services to its customers on various payment terms which entail accounts receivable exposure. Although the Company monitors closely the creditworthiness of its customers, there can be no assurance that the Company will not incur a write-off or writedown in the future.

        Product provided by one of the Company’s largest vendors accounted for approximately 11%, 11% and 13% of net sales in the years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively. The Company has another vendor whose products accounted for approximately 10%, 16% and 15% of net sales in 2003, 2002 and 2001, respectively. The Company has another vendor whose products accounted for approximately 11%, 15% and 17% of net sales in 2003, 2002 and 2001, respectively. These products are available only from these manufacturers and the Company must maintain a good working relationship with these manufacturers.

Note 13—Legal Proceedings

        The Company is subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is expected to be material to the Company’s results of operations, financial condition or cash flows.

Note 14—Investments

        During the year ended December 30, 2000, the Company made a $2.0 million equity investment in an internet content management company, which was carried at cost. During the year ended December 29, 2001, the Company wrote off the investment. Management considered continuing operating losses and significant changes in the technology industry to be its primary indicators of impairment. Fair market value was estimated based on valuations derived from recent sales of equity interests in Cytura. During the year ended December 29, 2001, the Company purchased approximately $66,000 of services from this company.

        On June 18, 2001, the Company entered into an agreement to form a joint venture with AdvancePCS to provide specialty pharmacy services to AdvancePCS’ clients and their members. The joint venture was named AdvancePriority SpecialtyRx. AdvancePCS owned 51% of the venture and the Company owned 49% until February 28, 2003, when AdvancePCS acquired the Company’s 49% ownership. The Company recovered its initial investment as a result of this sale. During the years ended January 3, 2004, December 28, 2002 and December 29, 2001, the results of operations of the joint venture were not material to the results of the Company. On December 28, 2002, other assets totaled $4.8 million and represented the Company’s total investment in and long term advances to the joint venture, net of losses incurred to date.

        During the year ended January 3, 2004, the Company made a $3.5 million equity investment of about 10% in SinusPharma, Inc., which is carried at cost. SinusPharma, Inc. was the parent company of SinusPharmacy Corporation. The Company purchased the majority of the operating assets of SinusPharmacy Corporation on September 11, 2003. See Note 3 – Acquisitions.

        During the year ended January 3, 2004, the Company made a $500,000 investment in Burrill Life Sciences Capital Fund, L.P., which is carried at cost. The Company has an additional commitment of $4.5 million related to this investment. The additional commitment is due at various times depending on the growth of the Fund and upon final funding the Company is expected to own less than 3% of the Fund.

Note 15—Selected Quarterly Financial Data (Unaudited)

	Quarter ended March 29, 2003	Quarter ended June 28, 2003	Quarter ended September 27, 2003	Quarter ended January 3, 2004
	(In Thousands, Except Share and Per Share Data)
Net sales	$351,529	$350,507	$362,855	$396,920

Gross profit	40,285	37,784	39,372	44,422

Net earnings	13,184	11,407	12,194	13,815

Earnings per share:
Basic	$.30	$.26	$.28	$.32
Diluted	$.30	$.26	$.28	$.32
Weighted average shares outstanding:
Basic	43,521,657	43,577,129	43,259,781	43,258,876
Diluted	44,010,503	44,289,419	43,773,728	43,813,506

	Quarter ended March 30, 2002	Quarter ended June 29, 2002	Quarter ended September 28, 2002	Quarter ended December 28, 2002
	(In Thousands, Except Share and Per Share Data)
Net sales	$266,457	$290,999	$306,009	$336,926

Gross profit	29,830	32,896	35,338	39,146

Net earnings	9,619	10,710	11,695	11,562

Earnings per share:
Basic	$.22	$.24	$.27	$.27
Diluted	$.22	$.24	$.27	$.26
Weighted average shares outstanding:
Basic	43,770,371	43,976,292	43,597,491	43,452,655
Diluted	44,610,992	44,699,328	44,032,375	44,070,437

        During the fourth quarter of 2002, the Company recorded a charge of approximately $2.4 million related to the write off of computer hardware and the discontinued development of application software for a project that began in 2000 and was discontinued in 2002.

Note 16—Subsequent Event

        On February 27, 2004, the Company entered into an agreement with Suntrust Bank, as administrative agent, for an unsecured three year revolving credit facility for up to $150 million. The revolving credit facility requires the Company, among other things, to maintain a minimum consolidated net worth, a minimum interest coverage ratio and limits the Company's leverage ratio. The Company may use the entire $150 million credit facility for letters of credit or direct borrowings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There have been no changes in or disagreements with the Company’s independent certified public accountants on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES.

        The Company maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company carried out an evaluation, under the supervision and with the participation of its management, including the President and Chief Executive Officer and the Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 3, 2004, pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective.

        There were no changes in the Company’s internal control over financial reporting during the fourth quarter of its 2003 fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item concerning the Directors and nominees for Director of the Company and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year. Information concerning the executive officers of the Company is included under the caption “Executive Officers of the Company” at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

        The Company has adopted a Code of Ethics and Business Practices (the “Code”) that applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer and controller. The Code is posted on the Company’s website at www.priorityhealthcare.com. The Company intends to disclose any amendments to the Code by positing such amendments on its website. In addition, any waivers of the Code for directors or executive officers of the Company will be disclosed in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this Item concerning remuneration of the Company’s officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this Item concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1.	Financial Statements:

The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Certified Public Accountants

Consolidated Statements of Earnings for the years ended January 3, 2004, December 28,
2002 and December29, 2001

Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002

Consolidated Statements of Cash Flows for the years ended January 3, 2004,
December 28, 2002 and December 29, 2001

Consolidated Statements of Shareholders' Equity for the years ended January 3, 2004,
December 28, 2002 and December 29, 2001

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

On February 19, 2004, Priority Healthcare Corporation furnished, not filed, a Form 8-K attaching a press release announcing its operating and financial results for the quarter and fiscal year ended January 3, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Priority Healthcare Corporation

Dated: March 10, 2004	By:	/s/ Steven D. Cosler Steven D. Cosler President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William E. Bindley	Chairman of the Board	March 9, 2004
William E. Bindley

/s/ Robert L. Myers	Vice Chairman of the Board	March 11, 2004
Robert L. Myers

/s/ Steven D. Cosler	President, Chief Executive Officer and	March 10, 2004
Steven D. Cosler	Director (Principal Executive Officer)

/s/ Donald J. Perfetto	Chief Operating Officer and Director	March 11, 2004
Donald J. Perfetto

/s/ Stephen M. Saft	Chief Financial Officer and Treasurer	March 12, 2004
Stephen M. Saft	(Principal Financial and Accounting
Officer)

/s/ Kathleen R. Hurtado	Director	March 11, 2004
Kathleen R. Hurtado

/s/ Michael D. McCormick	Director	March 11, 2004
Michael D. McCormick

/s/ Richard W. Roberson	Director	March 11, 2004
Richard W. Roberson

/s/ Thomas J. Salentine	Director	March 12, 2004
Thomas J. Salentine

/s/ Glenn D. Steele, Jr.	Director	March 14, 2004
Glenn D. Steele, Jr

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Shareholders of Priority Healthcare Corporation

Our audits of the consolidated financial statements referred to in our report dated February 18, 2004, except as to Note 16 which is dated March 8, 2004, appearing in this Annual Report of Priority Healthcare Corporation also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Orlando, Florida
February 18, 2004, except as to Note 16 which is dated March 8, 2004

PRIORITY HEALTHCARE CORPORATION FINANCIAL STATEMENT SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (000's omitted)
	Balances at Beginning Of Year	Charged To Costs And Expenses	Charged To Other Accounts	Accounts Written Off Net Of Recoveries	Balances at End Of Year
Allowances for doubtful accounts:
Year ended December 29, 2001	2,954	4,920	--	(4,635)	3,239
Year ended December 28, 2002	3,239	2,449	--	(251)	5,437
Year ended January 3, 2004	5,437	2,197	--	(2,154)	5,480

INDEX TO EXHIBITS

Exhibit Number	Document Description	Sequential Page Number
3-A	(6) (i) Restated Articles of Incorporation of the Registrant. (9) (ii) Articles of Amendment to the Restated Articles of Incorporation of the Registrant.

3-B	(10) By-Laws of the Registrant, as amended to date.

4-A	(i)Revolving Credit Agreement, dated as of February 5, 2004, among the Registrant, as Borrower, the Lenders from time to time parties thereto, and SunTrust Bank, as Administrative Agent.
(ii)First Amendment to Revolving Credit Agreement, dated as of February 27, 2004, among the Registrant, as Borrower, the Lenders from time to time parties thereto, and SunTrust Bank, as Administrative Agent.

10-A	(1) Administrative Services Agreement between the Registrant and BWI.

10-B	(1) Tax Sharing Agreement between the Registrant and BWI.

10-C	(1) (i)*1997 Stock Option and Incentive Plan of the Registrant.
(2) (ii)*First Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.
(8) (iii)*Second Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.
(13) (iv)*Third Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.
(17) (v)*Fourth Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.

10-D	(1) *Outside Directors Stock Option Plan of the Registrant.

10-E	(1) *Termination Benefits Agreement between the Registrant and Robert L. Myers dated July 1, 1996.

10-F	(16) *Executive Employment Agreement between the Registrant and Steven D. Cosler dated November 19, 2002.

10-G	(16) *Executive Employment Agreement between the Registrant and Guy F. Bryant dated December 6, 2002.

10-H	(11) * Form of Termination Benefits Agreement between the Registrant and each of Messrs. Bryant, Cosler and Perfetto and Ms. Shanahan.

10-I	(11) *Form of Noncompete Agreement, dated January 1, 2000, between the Registrant and each of Messrs. Bryant, Cosler and Perfetto.

10-J	(14) *Employee Confidentiality/Noncompetition Agreement, dated August 31, 2001, between the Registrant and Stephen M. Saft.

10-K	(14) *Noncompete Agreement, dated January 2, 2002, between the Registrant and Rebecca M. Shanahan.

10-L	(1) Indemnification and Hold Harmless Agreement between the Registrant and BWI.

10-M	(16) *Executive Employment Agreement between the Registrant and Donald J. Perfetto dated November 22, 2002.

10-N	(15) *Form of Restricted Stock Agreement, dated October 21, 2002, between the Registrant and each of Guy F. Bryant, Steven D. Cosler, Donald J. Perfetto, Stephen M. Saft, Rebecca M. Shanahan and William M. Woodard.

10-O	(16) *Executive Employment Agreement between the Registrant and Stephen M. Saft dated November 19, 2002.

10-P	(3) *(i)Broad Based Stock Option Plan of the Registrant.
(7) *(ii)First Amendment to the Broad Based Stock Option Plan of the Registrant.
(12) *(iii)Second Amendment to the Broad Based Stock Option Plan of the Registrant.

10-Q	(4) *Priority Healthcare Corporation 401(k) Profit Sharing Plan.

10-R	(7) *Priority Healthcare Corporation 401(k) Excess Plan.

10-S	(16) *(i)Nonqualified Deferred Compensation Plan of the Registrant.
(16) *(ii)Nonqualified Deferred Compensation Plan Adoption Agreement.
(16) *(iii)Nonqualified Deferred Compensation Plan Rabbi Trust Agreement.

10-T	(16) *Executive Employment Agreement between the Registrant and Rebecca M. Shanahan dated November 20, 2002.

10-U	*Executive Employment Agreement between the Registrant and Kim K. Rondeau dated November, 2002.

10-V	(5) Distribution Agreement, dated as of October 23, 1998, between the Registrant and Bindley Western Industries, Inc.

10-W	(18) *Priority Healthcare Corporation Employee Stock Purchase Plan.

10-X	(19) *Priority Healthcare Corporation 2003 Cash Bonus Performance Plan for Executives.

10-Y	*Form of Restricted Stock Agreement, dated October 27, 2003, between the Registrant and each of Guy
F. Bryant, Steven D. Cosler, Donald J. Perfetto, Kim K. Rondeau, Stephen M. Saft and Rebecca M.
Shanahan.

10-Z	*Noncompete Agreement, dated March 2, 2004, between the Registrant and Kim K. Rondeau.

21	Subsidiaries of the Registrant.

23	Consent of Independent Accountants.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

(1)	The copy of this exhibit filed as the same exhibit number to the Company's Registration Statement on Form S-1 (Registration No. 333-34463) is incorporated herein by reference.

(2)	The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.

(3)	The copy of this exhibit filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-65927) is incorporated herein by reference.

(4)	The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 is incorporated herein by reference.

(5)	The copy of this exhibit filed as Exhibit 10 to the Company's Current Report on Form 8-K, as filed with the Commission on January 4, 1999, is incorporated herein by reference.

(6)	The copy of this exhibit filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-82481) is incorporated herein by reference.

(7)	The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.

(8)	The copy of this exhibit filed as Exhibit 4.3(iii) to the Company's Registration Statement on Form S-8 (Registration No. 333-82481) is incorporated herein by reference.

(9)	The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000 is incorporated herein by reference.

(10)	The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, is incorporated herein by reference.

(11)	The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

(12)	The copy of this exhibit filed as Exhibit 4.3(iii) to the Company's Registration Statement on Form S-8 (Registration No. 333-56882) is incorporated herein by reference.

(13)	The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference.

(14)	The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 29, 2001 is incorporated herein by reference.

(15)	The copy of this exhibit filed as the same exhibit number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 is incorporated herein by reference.

(16)	The copy of this exhibit filed as the same exhibit number to the Company's Annual Report on Form 10-K for the year ended December 28, 2002 is incorporated herein by reference.

(17)	The copy of this exhibit filed as Exhibit 4.3(v) to the Company's Registration Statement on Form S-8 (Registration No. 333-105646) is incorporated herein by reference.

(18)	The copy of this exhibit filed as Appendix B to the Company's Definitive Proxy Statement filed on April 14, 2003 is incorporated herein by reference.

(19)	The copy of this exhibit filed as Appendix C to the Company's Definitive Proxy Statement filed on April 14,2003 is incorporated herein by reference.