Form 10-Q
period 2004-04-03
PRIORITY HEALTHCARE CORP
filed 2004-05-11
CIK 1037975

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

   (Mark One)
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Yes X        No __

As of April 26, 2004, the number of shares outstanding of each of the issuer’s classes of common stock were as follows:

Class A Common Stock – 6,642,984

Class B Common Stock – 36,754,141

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PRIORITY HEALTHCARE CORPORATION CONSOLIDATED STATEMENTS OF EARNINGS (000's omitted, except share data) (unaudited)
	Three-month period ended April 3, 2004	Three-month period ended March 29, 2003
Net sales	$401,243	$351,529
Cost of products sold	358,230	311,244

Gross profit	43,013	40,285
Selling, general and administrative expense	22,158	18,725
Depreciation and amortization	1,369	927

Earnings from operations	19,486	20,633
Interest income	206	461
Interest expense	(32)	--
Minority interest	(78)	--

Earnings before income taxes	19,582	21,094
Provision for income taxes	7,343	7,910

Net earnings	$12,239	$13,184

Earnings per share:
Basic	$.28	$.30
Diluted	$.28	$.30
Weighted average shares outstanding:
Basic	43,322,604	43,521,657
Diluted	44,056,295	44,010,503

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION CONSOLIDATED BALANCE SHEETS (000's omitted, except share data)
	(unaudited) April 3, 2004	January 3, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$53,945	$45,719
Restricted cash	2,000	2,000
Marketable securities	10,006	15,317
Receivables, less allowance for doubtful accounts of
$5,978 and $5,480, respectively	192,177	172,206
Finished goods inventory	103,558	117,218
Deferred income taxes	2,325	2,325
Other current assets	19,305	18,317

	383,316	373,102
Fixed assets, net	31,890	29,780
Investments	4,582	4,000
Intangibles, net	112,871	107,127

Total assets	$532,659	$514,009

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$152,520	$151,539
Other current liabilities	18,696	13,124

	171,216	164,663
Deferred income taxes	6,437	6,437

Total liabilities	177,653	171,100

Minority interest	78	--

Commitments and contingencies (note 5)
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, none
issued and outstanding	--	--
Common stock
Class A, $0.01 par value, 55,000,000 shares authorized,
6,643,636 and 6,677,683 issued and outstanding,
respectively	66	67
Class B, $0.01 par value, 180,000,000 shares authorized,
38,753,682 and 38,719,635 issued, respectively	388	387
Additional paid in capital	189,372	189,309
Retained earnings	199,912	187,673

	389,738	377,436
Less: Class B Common unearned restricted stock, 108,323
and 108,323 shares, respectively	(1,597)	(1,846)
Class B Common stock in treasury (at cost), 2,009,662
and 1,987,739 shares, respectively	(33,213)	(32,681)

Total shareholders' equity	354,928	342,909

Total liabilities and shareholders' equity	$532,659	$514,009

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (000's omitted) (unaudited)
	Three-month period ended April 3, 2004	Three-month period ended March 29, 2003
Cash flow from operating activities:
Net earnings	$12,239	$13,184
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,369	927
Provision for doubtful accounts	701	576
Tax benefit from stock option exercises	145	203
Compensation expense on stock grants	249	267
Minority interest	78	--
Change in assets and liabilities, net of acquisitions:
Receivables	(20,672)	(6,517)
Finished goods inventory	13,905	4,606
Accounts payable	342	8,711
Other current assets and liabilities	4,319	(20,370)

Net cash provided by operating activities	12,675	1,587

Cash flow from investing activities:
Sales, net of purchases, of marketable securities	5,311	18,090
Purchases of fixed assets	(2,768)	(2,454)
(Increase) decrease in investments	(582)	2,430
Acquisition of businesses	(5,796)	--

Net cash (used) provided by investing activities	(3,835)	18,066

Cash flow from financing activities:
Proceeds from stock option exercises	468	741
Proceeds from employee stock purchase plan	75	--
Payments for purchase of treasury stock	(1,157)	--

Net cash (used) provided by financing activities	(614)	741

Net increase in cash	8,226	20,394
Cash and cash equivalents at beginning of period	45,719	37,031

Cash and cash equivalents at end of period	$53,945	$57,425

Supplemental non-cash investing and financing activities:
Acquisition liabilities	$287	$--

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.

The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements for the three-month periods ended April 3, 2004 and March 29, 2003 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

For a summary of all of the Company’s accounting policies see Note 1 of the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2004. The only such item that has changed, which had no significant impact on results of operations or financial position, since the description in the Company’s Form 10-K for the fiscal year ended January 3, 2004 is as follows:

Revenue Recognition — Revenues are recognized when products are delivered to unaffiliated customers with appropriate provisions recorded for estimated discounts and contractual allowances. Discounts and contractual allowances are estimated based on historical collections from all unaffiliated customers. Any differences between the estimates and actual collections are reflected in operations in the year payment is received. Differences may result in the amount and timing of revenue for any period if actual performance varies from the estimates. Financing charge revenue is recognized when received.

2.

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the applicable period. Diluted EPS include the weighted average number of common shares outstanding and the effect of common stock equivalents. The following is a reconciliation between basic and diluted weighted average shares outstanding for the three-month periods ended April 3, 2004 and March 29, 2003:

	(000's omitted)
	Three-month period ended April 3, 2004	Three-month period ended March 29, 2003
Weighted average number of Class A and Class B
Common shares outstanding used as the denominator
in the basic earnings per share calculation	43,323	43,522

Additional shares assuming exercise of dilutive stock options	645	417
Additional shares assuming unearned restricted stock is earned	69	30
Additional shares assuming contingently issuable shares related
to acquisitions are issued	19	42

Weighted average number of Class A and Class B
Common and equivalent shares used as the
denominator in the diluted earnings per
share calculation	44,056	44,011

Options to purchase 3.1 million and 3.6 million shares with exercise prices greater than the average market prices of common stock during the three-month periods ended April 3, 2004 and March 29, 2003 were outstanding at April 3, 2004 and March 29, 2003, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

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

The Company has elected to continue to measure compensation for stock options issued to its employees and outside directors pursuant to APB No. 25 under the intrinsic value method. All stock options are granted with an exercise price at or above fair market value at the date of grant. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. Had compensation cost been determined based upon the fair value of the stock options at grant date, consistent with the method under SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the following pro forma amounts indicated:

	(In Thousands, Except Share Data)
	Three-month period ended April 3, 2004	Three-month period ended March 29, 2003
Net earnings - as reported	$12,239	$13,184
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(1,720)	(2,826)

Pro forma net earnings	$10,519	$10,358

Basic earnings per share:
Basic - as reported	$0.28	$0.30
Basic - pro forma	$0.24	$0.24
Diluted earnings per share:
Diluted - as reported	$0.28	$0.30
Diluted - pro forma	$0.24	$0.24

4.

On April 2, 2004, the Company completed an acquisition of certain assets of Partners In Care Pharmacy, LLC (“Partners In Care”), an infertility specialty pharmacy. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Partners In Care assets was approximately $5.8 million, which included approximately $290,000 for inventory, deposits and fixed assets, and resulted in approximately $5.8 million of goodwill, which included other transaction costs. In addition, the former owners of Partners In Care are eligible to receive additional consideration based upon revenues received from new customers under a certain contract. The results of operations of Partners In Care prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements.

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

       Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. For a summary of all of our accounting policies see Note 1 of the consolidated financial statements contained in our Form 10-K for the fiscal year ended January 3, 2004. For the items in our financial statements that we believe are the most dependent on the applications of significant estimates and judgments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Form 10-K for the fiscal year ended January 3, 2004. The only such item that has changed, which had no significant impact on results of operations or financial position, since the description in our Form 10-K for the fiscal year ended January 3, 2004 is as follows:

Revenue Recognition — Revenues are recognized when products are delivered to unaffiliated customers with appropriate provisions recorded for estimated discounts and contractual allowances. Discounts and contractual allowances are estimated based on historical collections from all unaffiliated customers. Any differences between our estimates and actual collections are reflected in operations in the year payment is received. Differences may result in the amount and timing of our revenue for any period if actual performance varies from our estimates. Financing charge revenue is recognized when received.

       Results of Operations

The following table sets forth for the periods indicated, the percentages of net sales represented by the respective financial items:

	Three-month period ended April 3, 2004	Three-month period ended March 29, 2003
Net sales	100.0%	100.0%
Cost of products sold	89.3	88.5

Gross profit	10.7	11.5
Selling, general and administrative expense	5.5	5.3
Depreciation and amortization	.3	.3

Earnings from operations	4.9	5.9
Interest income	.1	.1
Interest expense	--	--
Minority interest	--	--

Earnings before income taxes	4.9	6.0
Provision for income taxes	1.8	2.3

Net earnings	3.1%	3.8%

Net sales increased to $401.2 million in the first three months of 2004 from $351.5 million in the first three months of 2003, an increase of 14%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisition of SinusPharmacy Corporation (“Sinus”) on September 11, 2003 and inflationary price increases. The additional net sales attributed to the acquisition of Sinus in the first three months of 2004 represented approximately 1% of the total net sales in the first three months of 2004.

Gross profit increased to $43.0 million in the first three months of 2004 from $40.3 million in the first three months of 2003, an increase of 7%. The increase in gross profit reflected increased sales and the acquisition of Sinus. Gross profit as a percentage of net sales decreased in the first three months of 2004 to 10.7% from 11.5% in the first three months of 2003. This decrease was primarily attributable to the change in sales mix, as lower margin products experienced increased sales, and the impact of the Medicare Modernization Act of 2003 on certain oncology drugs. Competition continues to exert pressure on margins.

Selling, general and administrative (“SGA”) expense increased to $22.2 million in the first three months of 2004 from $18.7 million in the first three months of 2003, an increase of 18%. SGA expense as a percentage of net sales increased in the first three months of 2004 to 5.5% from 5.3% in the first three months of 2003. The increase in SGA expense reflected the growth in our business, costs related to new business relationships with drug manufacturers, increased costs attributable to providing more clinically oriented services, costs related to our Sarbanes-Oxley Section 404 internal control project, incremental costs of running multiple information systems as we prepare to bring the remaining modules of our new enterprise wide information technology system live and the acquisition of Sinus. The increase in SGA expense as a percentage of net sales resulted from costs related to new business relationships with drug manufacturers, increased costs attributable to providing more clinically oriented services, costs related to our Sarbanes-Oxley Section 404 internal control project, incremental costs of running multiple information systems as we prepare to bring the remaining modules of our new enterprise wide information technology system live and the acquisition of Sinus. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

Depreciation and amortization (“D&A”) increased to $1.4 million in the first three months of 2004 from $927,000 in the first three months of 2003, an increase of 48%. The increase in D&A was primarily the result of depreciation on newly acquired computer hardware and software, furniture and equipment, transportation equipment, telephone equipment and leasehold improvements.

Interest income decreased to $206,000 in the first three months of 2004 from $461,000 in the first three months of 2003, a decrease of 55%. In the first three months of 2004 we earned 1.28% on an average invested balance of $64.5 million. In the first three months of 2003 we earned 2.18% on an average invested balance of $84.5 million. The decrease in interest income was due to the lower average invested balance and the lower interest rate earned. In the first three months of 2004 and 2003 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

The provision for income taxes in the first three months of 2004 and 2003 represented 37.5% of earnings before income taxes.

        Liquidity — Capital Resources.

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

On April 3, 2004, we had cash and cash equivalents of $55.9 million, marketable securities of $10.0 million and working capital of $212.1 million. On February 27, 2004, we entered into an agreement with Suntrust Bank, as administrative agent, for an unsecured three year revolving credit facility for up to $150 million. We intend to use the available proceeds to fund acquisitions, repurchase shares of our Class B Common Stock, provide for working capital and capital expenditures, and for other general corporate purposes. The revolving credit facility requires us, among other things, to maintain a minimum consolidated net worth, a minimum interest coverage ratio and limits our leverage ratio. We were in compliance with these covenants as of April 3, 2004. We had no borrowings under this facility for the three-month period ended April 3, 2004. We believe that the cash and cash equivalents, marketable securities, working capital, revolving credit facility and cash from operations will be sufficient to meet our working capital needs for at least one year.

Net cash provided by operating activities. Our operations generated $12.7 million in cash during the first three months of 2004. Net receivables increased $20.7 million during the first three months of 2004, primarily to support the increase in sales and due to the extension of credit terms to meet competitive conditions. Finished goods inventory, net of acquisitions, decreased $13.9 million during the first three months of 2004 partly due to our concerted effort to closely monitor inventory and maintain it at an optimal level and partly due to our taking advantage of purchasing opportunities during the fourth quarter of 2003 for certain inventory items that were sold during the first three months of 2004. The $342,000 increase in accounts payable was attributable to the timing of payments to and credit terms negotiated with vendors. Other current assets and liabilities increased cash by $4.3 million primarily due to an increase in income taxes payable. We anticipate that our operations may require cash to fund our growth.

Net cash used by investing activities. During the first three months of 2004, we sold $5.3 million of marketable securities that were in the over three month maturity category and placed them in the under three month maturity category (cash and cash equivalents) due to the low interest rates being earned. Capital expenditures during the first three months of 2004 totaled $2.8 million. Primarily these purchases were for our new enterprise wide information technology system, computer hardware and software, furniture and equipment and leasehold improvements. We expect that capital expenditures during the last nine months of 2004 will be approximately $10 to $13 million and during 2005 will be approximately $12 to $15 million. We anticipate that these expenditures will relate primarily to our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. During the first three months of 2004, investments increased $582,000 due to making an additional investment in Burrill Life Sciences Capital Fund, L.P. On April 2, 2004 we acquired certain assets of Partners In Care for $5.8 million.

Net cash used by financing activities. During the first three months of 2004, we received proceeds of $468,000 from stock option exercises and $75,000 from the employee stock purchase plan. Also during the first three months of 2004, we purchased treasury stock for $1.2 million.

      Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to off-balance sheet arrangements described in our Form 10-K for the fiscal year ended January 3, 2004. Also, there have been no material changes outside the ordinary course of business in our contractual obligations described in our Form 10-K for the fiscal year ended January 3, 2004.

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

      Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2004 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

       Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

      Sales of Unregistered Securities

The following information is furnished as to securities of the Company sold during 2004 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On April 15, 2004, the Company issued 9,469 shares of Class B Common Stock to the former owners of Chesapeake Infusion LLC, dba InfuRx, in connection with its acquisition. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

      Issuer Purchases of Equity Securities

Period	Total Number of Shares of Class B Common Stock Purchased	Average Price Paid per Share of Class B Common Stock	Total Number of Shares of Class B Common Stock Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares of Class B Common Stock that May Yet Be Purchased Under the Program (1)
January 4, 2004 -
February 3, 2004	0	--	0	2,605,900

February 4, 2004 -
March 3, 2004	0	--	0	2,605,900

March 4, 2004 -
April 3, 2004	60,000	$19.28	60,000	2,545,900

Total	60,000	$19.28	60,000	2,545,900

(1)	On July 17, 2003, the Company’s Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s outstanding shares of Class B Common Stock. The purchases are approved through July 16, 2004. The purchases may be made from time to time in the open market or in privately negotiated transactions depending on market conditions and other considerations. From July 17, 2003 to January 3, 2004, 394,100 shares were purchased in the open market at an average price of $19.89 and were included in treasury stock. From January 4, 2004 to April 3, 2004, 60,000 shares were purchased in the open market at an average price of $19.28 and were included in treasury stock.

      Item 5. Other Information

On March 15, 2004, the Company announced the retirement of Donald J. Perfetto, effective June 30, 2004. Mr. Perfetto had served as the Company’s Executive Vice President and Chief Operating Officer since January 2002 and in other executive positions with the Company since 1997. The Company also announced on March 15, 2004 the appointment of Tracy R. Nolan to Executive Vice President and Chief Operating Officer. From March 15, 2004 until June 30, 2004, Mr. Perfetto will serve as the Company’s Executive Vice President – Special Projects. Mr. Perfetto will also resign from the Company’s Board of Directors on May 17, 2004, the date of the Company’s 2004 annual meeting of shareholders.

      Item 6. Exhibits and Reports on Form 8-K.

    (a)        Exhibits

10-AA	Executive Employment Agreement between the Registrant and Tracy R. Nolan dated March 15, 2004.
10-BB	Noncompete Agreement between the Registrant and Tracy R. Nolan dated March 15, 2004.
10-CC	Restricted Stock Agreement between the Registrant and Tracy R. Nolan dated March 31, 2004.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)        Reports on Form 8-K

On April 22, 2004, Priority Healthcare Corporation furnished, not filed, a Form 8-K attaching a press release announcing its operating and financial results for the quarter ended April 3, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2004	PRIORITY HEALTHCARE CORPORATION

BY:	/s/ STEPHEN M. SAFT Stephen M. Saft Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)