Form 10-Q
period 2004-07-03
PRIORITY HEALTHCARE CORP
filed 2004-08-09
CIK 1037975

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

As of July 23, 2004, the number of shares outstanding of each of the issuer’s classes of common stock were as follows:

Class A Common Stock – 6,628,942

Class B Common Stock – 37,005,759

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(000’s omitted, except share data)

(unaudited)

	Six-month period ended July 3, 2004	Six-month period ended June 28, 2003	Three-month period ended July 3, 2004	Three-month period ended June 28, 2003
Net sales	$839,695	$702,036	$438,452	$350,507
Cost of products sold	750,815	623,967	392,585	312,723

Gross profit	88,880	78,069	45,867	37,784

Selling, general and administrative expense	45,572	37,525	23,414	18,800
Restructuring charge	1,317	—	1,317	—
Depreciation and amortization	2,799	2,010	1,430	1,083

Earnings from operations	39,192	38,534	19,706	17,901

Interest income	369	812	163	351
Interest expense	(196)	—	(164)	—
Minority interest	(163)	—	(85)	—

Earnings before income taxes	39,202	39,346	19,620	18,252

Provision for income taxes	14,799	14,755	7,456	6,845

Net earnings	$24,403	$24,591	$12,164	$11,407

Earnings per share:
Basic	$.56	$.56	$.28	$.26
Diluted	$.56	$.56	$.28	$.26
Weighted average shares outstanding:
Basic	43,305,603	43,549,394	43,288,606	43,577,129
Diluted	43,926,991	44,149,962	43,797,690	44,289,419

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except share data)

	(unaudited) July 3, 2004	January 3, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$41,101	$45,719
Restricted cash	2,000	2,000
Marketable securities	7,721	15,317
Receivables, less allowance for doubtful accounts of $6,315 and $5,480, respectively	213,789	172,206
Finished goods inventory	104,759	117,218
Deferred income taxes	2,325	2,325
Other current assets	33,361	18,317

	405,056	373,102
Fixed assets, net	33,418	29,780
Investments	4,582	4,000
Intangibles, net	120,564	107,127

Total assets	$563,620	$514,009

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$164,195	$151,539
Line of credit	5,006	—
Other current liabilities	20,030	13,124

	189,231	164,663
Deferred income taxes	6,490	6,437

Total liabilities	195,721	171,100

Minority interest	163	—

Commitments and contingencies (note 5)

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 55,000,000 shares authorized, 6,629,726 and 6,677,683 issued and outstanding, respectively	66	67
Class B, $0.01 par value, 180,000,000 shares authorized, 38,767,592 and 38,719,635 issued, respectively	388	387
Additional paid in capital	189,508	189,309
Retained earnings	212,076	187,673

	402,038	377,436
Less: Class B Common unearned restricted stock, 117,323 and 108,323 shares, respectively	(1,514)	(1,846)
Class B Common stock in treasury (at cost), 1,983,975 and 1,987,739 shares, respectively	(32,788)	(32,681)

Total shareholders’ equity	367,736	342,909

Total liabilities and shareholders’ equity	$563,620	$514,009

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Six-month period ended July 3, 2004	Six-month period ended June 28, 2003
Cash flow from operating activities:
Net earnings	$24,403	$24,591
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,799	2,010
Provision for doubtful accounts	1,479	1,085
Tax benefit from stock option exercises	149	246
Compensation expense on stock grants	561	464
Minority interest	163	—
Change in assets and liabilities, net of acquisitions:
Receivables	(41,929)	(9,134)
Finished goods inventory	12,704	1,416
Accounts payable	12,645	11,652
Other current assets and liabilities	6,498	(19,461)

Net cash provided by operating activities	19,472	12,869

Cash flow from investing activities:
Sales, net of purchases, of marketable securities	7,596	22,805
Purchases of fixed assets	(5,928)	(8,489)
(Increase) decrease in other assets	(15,000)	4,465
Increase in investments	(582)	—
Acquisition of businesses, net of cash acquired	(14,666)	(8,028)

Net cash (used) provided by investing activities	(28,580)	10,753

Cash flow from financing activities:
Proceeds from stock option exercises	485	1,018
Proceeds from employee stock purchase plan	156	—
Proceeds from line of credit	5,006	—
Payments for purchase of treasury stock	(1,157)	(3,434)

Net cash provided (used) by financing activities	4,490	(2,416)

Net (decrease) increase in cash	(4,618)	21,206
Cash and cash equivalents at beginning of period	45,719	37,031

Cash and cash equivalents at end of period	$41,101	$58,237

Supplemental non-cash investing and financing activities:
Acquisition liabilities	$255	$—
Stock issued in connection with acquisition	$230	$1,000

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements for the three-month and six-month periods ended July 3, 2004 and June 28, 2003 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

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

Revenue Recognition - Revenues are recognized when products are delivered to unaffiliated customers with appropriate provisions recorded for estimated discounts and contractual allowances. Discounts and contractual allowances are estimated based on historical collections from all unaffiliated customers. Any differences between the estimates and actual collections are reflected in operations in the year payment is received. Differences may result in the amount and timing of revenues for any period if actual performance varies from the estimates. Financing charge revenues are recognized when received.

2.	Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the applicable period. Diluted EPS include the weighted average number of common shares outstanding and the effect of common stock equivalents. The following is a reconciliation between basic and diluted weighted average shares outstanding for the three-month and six-month periods ended July 3, 2004 and June 28, 2003:

	(000’s omitted)
	Six-month period ended July 3, 2004	Six-month period ended June 28, 2003	Three-month period ended July 3, 2004	Three-month period ended June 28, 2003
Weighted average number of Class A and Class B Common shares outstanding used as the denominator in the basic earnings per share calculation	43,306	43,549	43,289	43,577

Additional shares assuming exercise of dilutive stock options	542	537	439	656
Additional shares assuming unearned restricted stock is earned	70	33	70	36
Additional shares assuming contingently issuable shares related to acquisitions are issued	9	31	—	20

Weighted average number of Class A and Class B Common and equivalent shares used as the denominator in the diluted earnings per share calculation	43,927	44,150	43,798	44,289

Options to purchase 3.2 million and 3.5 million shares with exercise prices greater than the average market prices of common stock during the three-month periods ended July 3, 2004 and June 28, 2003 were outstanding at July 3, 2004 and June 28, 2003, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

3.	In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

	(000’s omitted, except share data)
	Six-month period ended July 3, 2004	Six-month period ended June 28, 2003	Three-month period ended July 3, 2004	Three-month period ended June 28, 2003
Net earnings – as reported	$24,403	$24,591	$12,164	$11,407
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,523)	(5,663)	(1,803)	(2,834)

Pro forma net earnings	$20,880	$18,928	$10,361	$8,573

Basic earnings per share:
Basic – as reported	$0.56	$0.56	$0.28	$0.26
Basic – pro forma	$0.48	$0.43	$0.24	$0.20
Diluted earnings per share:
Diluted – as reported	$0.56	$0.56	$0.28	$0.26
Diluted – pro forma	$0.48	$0.43	$0.24	$0.19

4.	During the first six months of 2004, the Company paid $230,000 in cash and $230,000 in Class B Common Stock related to the 2001 acquisition of InfuRx because InfuRx achieved certain predetermined financial results during the year ended January 3, 2004.

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

On June 14, 2004, the Company completed an acquisition of 100 percent of the stock of HealthBridge Reimbursement and Product Support, Inc. (“HealthBridge”), a service company specializing in drug launch and reimbursement support for the biotech and pharmaceutical industry. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the HealthBridge stock was approximately $9.8 million, which included approximately $2.1 million for cash, accounts receivable, other current assets and fixed assets, approximately $830,000 in assumed accounts payable and other current liabilities, and resulted in approximately $7.4 million of goodwill, which included other transaction costs, $210,000 of trademark intangible assets and $140,000 of non compete intangible assets. In addition, the former owners of HealthBridge are eligible to receive additional consideration if HealthBridge achieves certain predetermined financial results during the 12-month periods ending May 31, 2005 and May 31, 2006. In addition, the former owners of HealthBridge are obligated to return consideration if HealthBridge does not achieve certain predetermined financial results during the 12-month period ending May 31, 2005. The results of operations of HealthBridge prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements.

5.	The Company has completed a restructuring and incurred a restructuring charge of $1.3 million related to facility consolidation and certain employee and lease termination costs in the three-month period ended July 3, 2004. The Company consolidated its Carpinteria, CA location into its Monrovia, CA location and eliminated certain employee positions, which included the Lake Mary, FL location, to streamline operations. The lease termination costs end in 2007. A total of 68 employees were impacted in the Carpinteria, CA and Lake Mary, FL locations.

The following is a reconciliation of the beginning and ending liability balances showing separately the changes during the three-month period ended July 3, 2004 attributable to costs incurred and charged to expense and costs paid:

	(000’s omitted)
	Employee Termination Costs	Lease Termination Costs
April 3, 2004 liability balance	$—	$—

Costs incurred and charged to expense	828	489

Costs paid	(645)	(20)

July 3, 2004 liability balance	$183	$469

6.	The Company received a letter from a payor alleging that one of the Company’s subsidiaries is in violation of certain provisions of the payor’s contract. The payor has demanded $8.6 million in overcharges, going back to 1997, and has threatened to terminate that subsidiary’s participation in the payor’s network. The Company is in discussions with the payor to resolve the dispute. There can be no assurance that the outcome will not have a material adverse effect on the Company’s results of operations.

The Company is also subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is expected to be material to the Company’s results of operations, financial condition or cash flows.

7.	On July 6, 2004, the Company completed an acquisition of 100 percent of the stock of Integrity Healthcare Services, Inc. (“Integrity”), a specialty infusion pharmacy with 23 branches in 16 states. The acquisition will be accounted for using the purchase method of accounting and the results of operations will be included in the consolidated financial statements subsequent to the date of acquisition. The total purchase price for the Integrity stock was approximately $45 million, which included approximately $35 million of cash paid in July 2004, $5 million of the Company’s shares of Class B Common Stock paid in July 2004 and $5 million of cash to be paid in July 2005. The results of operations of Integrity prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements.

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

Priority is a national specialty pharmacy and distributor that provides biopharmaceuticals, complex therapies and related disease treatment programs and services to individuals with chronic diseases. Priority fills individual patient prescriptions, primarily for self-administered biopharmaceuticals. These patient-specific prescriptions are filled at 32 licensed pharmacies in 17 states and are primarily shipped directly to the patient overnight in specialized packages. We also provide disease treatment programs for hepatitis, cancer, infertility, hemophilia, human growth hormone deficiency, rheumatoid arthritis, Crohn’s disease, infertility, pulmonary hypertension, pain management, multiple sclerosis, sinusitis, age-related macular degeneration and others.

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

Revenue Recognition - Revenues are recognized when products are delivered to unaffiliated customers with appropriate provisions recorded for estimated discounts and contractual allowances. Discounts and contractual allowances are estimated based on historical collections from all unaffiliated customers. Any differences between our estimates and actual collections are reflected in operations in the year payment is received. Differences may result in the amount and timing of our revenues for any period if actual performance varies from our estimates. Financing charge revenues are recognized when received.

Results of Operations

The following table sets forth for the periods indicated, the percentages of net sales represented by the respective financial items:

	Six-month period ended July 3, 2004	Six-month period ended June 28, 2003	Three-month period ended July 3, 2004	Three-month period ended June 28, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	89.4	88.9	89.5	89.2

Gross profit	10.6	11.1	10.5	10.8

Selling, general and administrative	5.4	5.3	5.3	5.4
Restructuring charge	.2	—	.3	—
Depreciation and amortization	.3	.3	.3	.3

Earnings from operations	4.7	5.5	4.5	5.1

Interest income	—	.1	—	.1
Interest expense	—	—	—	—
Minority interest	—	—	—	—

Earnings before income taxes	4.7	5.6	4.5	5.2

Provision for income taxes	1.8	2.1	1.7	2.0

Net earnings	2.9%	3.5%	2.8%	3.3%

Net sales increased to $839.7 million in the first six months of 2004 from $702.0 million in the first six months of 2003, an increase of 20%. Net sales increased to $438.5 million in the three months ended July 3, 2004, from $350.5 million in the three months ended June 28, 2003, an increase of 25%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, and inflationary price increases.

Gross profit increased to $88.9 million in the first six months of 2004 from $78.1 million in the first six months of 2003, an increase of 14%. Gross profit as a percentage of net sales decreased in the first six months of 2004 to 10.6% from 11.1% in the first six months of 2003. Gross profit increased to $45.9 million in the three months ended July 3, 2004, from $37.8 million in the three months ended June 28, 2003, an increase of 21%. Gross profit as a percentage of net sales decreased in the three months ended July 3, 2004, to 10.5% from 10.8% in the three months ended June 28, 2003. The increases in gross profit reflected increased sales. The decreases in gross profit as a percentage of net sales were primarily attributable to the contraction on gross profit related to oncology distribution products and the change in sales mix, as lower margin products experienced increased sales. Competition continues to exert pressure on margins.

Selling, general and administrative (“SGA”) expense increased to $45.6 million in the first six months of 2004 from $37.5 million in the first six months of 2003, an increase of 21%. SGA expense as a percentage of net sales increased in the first six months of 2004 to 5.4% from 5.3% in the first six months of 2003. SGA expense increased to $23.4 million in the three months ended July 3, 2004, from $18.8 million in the three months ended June 28, 2003, an increase of 25%. SGA expense as a percentage of net sales decreased in the three months ended July 3, 2004 to 5.3% from 5.4% in the three months ended June 28, 2003. The increases in SGA expense reflected the growth in our business, costs related to new business relationships with drug manufacturers, increased costs attributable to providing more clinically oriented services, costs related to our Sarbanes-Oxley Section 404 internal control project, incremental costs of running multiple information systems as we prepare to bring the remaining modules of our new enterprise wide information technology system live and premium increases for health, property and liability insurance. The increase in SGA expense as a percentage of net sales in the first six months of 2004 compared to the first six months of 2003 resulted from costs related to new business relationships with drug manufacturers, increased costs attributable to providing more clinically oriented services, costs related to our Sarbanes-Oxley Section 404 internal control project and incremental costs of running multiple information systems as we prepare to bring the remaining modules of our new enterprise wide information technology system live. The decrease in SGA expense as a percentage of net sales in the three months ended July 3, 2004 compared to the three months ended June 28, 2003 resulted from spreading fixed costs over a larger sales base in the three months ended July 3, 2004. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

The restructuring charge of $1.3 million in the three-month and six-month periods ended July 3, 2004 related to facility consolidation and certain employee and lease termination costs. The Company consolidated its Carpinteria, CA location into its Monrovia, CA location and eliminated certain employee positions, which included another location.

Depreciation and amortization (“D&A”) increased to $2.8 million in the first six months of 2004 from $2.0 million in the first six months of 2003, an increase of 39%. D&A increased to $1.4 million in the three months ended July 3, 2004, from $1.1 million in the three months ended June 28, 2003, an increase of 32%. The increases in D&A were primarily the result of depreciation on newly acquired computer hardware and software, furniture and equipment, transportation equipment, telephone equipment and leasehold improvements.

Interest income decreased to $369,000 in the first six months of 2004 from $812,000 in the first six months of 2003, a decrease of 55%. Interest income decreased to $163,000 in the three months ended July 3, 2004 from $351,000 in the three months ended June 28, 2003, a decrease of 54%. In the first six months of 2004 we earned 1.30% on an average invested balance of $56.9 million. In the first six months of 2003 we earned 1.97%

on an average invested balance of $82.6 million. In the three months ended July 3, 2004 we earned 1.12% on an average invested balance of $58.4 million. In the three months ended June 28, 2003 we earned 1.68% on an average invested balance of $83.7 million. The decreases in interest income were due to the lower average invested balances and the lower interest rates earned. In the three-month and six-month periods ended July 3, 2004 and June 28, 2003 the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

The provision for income taxes in the three-month and six-month periods ended July 3, 2004 represented 38.0% and 37.8%, respectively, of earnings before income taxes. The provision for income taxes in the three-month and six-month periods ended June 28, 2003 represented 37.5% of earnings before income taxes.

Liquidity - Capital Resources.

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

On July 3, 2004, we had cash and cash equivalents of $43.1 million, marketable securities of $7.7 million and working capital of $215.8 million. On February 27, 2004, we entered into an agreement with Suntrust Bank, as administrative agent, for an unsecured three year revolving credit facility for up to $150 million. We intend to use the available proceeds to fund acquisitions, repurchase shares of our Class B Common Stock, provide for working capital and capital expenditures, and for other general corporate purposes. The revolving credit facility requires us, among other things, to maintain a minimum consolidated net worth, a minimum interest coverage ratio and limits our leverage ratio. We were in compliance with these covenants as of July 3, 2004. On July 3, 2004, the principal amount outstanding under this facility was $5.0 million. We believe that the cash and cash equivalents, marketable securities, working capital, revolving credit facility and cash from operations will be sufficient to meet our working capital needs for at least one year.

Net cash provided by operating activities. Our operations generated $19.5 million in cash during the first six months of 2004. Receivables, net of acquisitions, increased $41.9 million during the first six months of 2004, primarily to support the increase in sales and due to the extension of credit terms to meet competitive conditions. Finished goods inventory, net of acquisitions, decreased $12.7 million during the first six months of 2004 partly due to our concerted effort to closely monitor inventory and maintain it at an optimal level and partly due to our taking advantage of purchasing opportunities during the fourth quarter of 2003 for certain inventory items that were sold during the first six months of 2004. The $12.6 million increase in accounts payable, net of acquisitions, was attributable to the timing of payments and credit terms negotiated with vendors. Other current assets and liabilities, net of acquisitions, increased cash by $6.5 million primarily due to an increase in income taxes payable and accrued expenses and a restructuring charge accrual. We anticipate that our operations may require cash to fund our growth.

Net cash provided by investing activities. During the first six months of 2004, we sold $7.6 million of marketable securities. Capital expenditures during the first six months of 2004 totaled $5.9 million. Primarily these purchases were for our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. We expect that capital expenditures during the last six months of 2004 will be approximately $7 to $10 million and during 2005 will be approximately $12 to $15 million. We anticipate that these expenditures will relate primarily to our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. During the first six months of 2004, other assets increased $15 million due to increasing our deposit with our wholesaler. During the first six months of 2004, investments increased $582,000 due to making an additional investment in Burrill Life Sciences Capital

Fund, L.P. During the first six months of 2004, we paid $14.7 million for the acquisition of certain assets of Partners In Care, the acquisition of the stock of Healthbridge and the 2001 acquisition of InfuRx because InfuRx achieved certain predetermined financial results during the year ended January 3, 2004.

Net cash used by financing activities. During the first six months of 2004, we received proceeds of $485,000 from stock option exercises and $156,000 from the employee stock purchase plan. Also during the first six months of 2004, we purchased treasury stock for $1.2 million and borrowed $5 million on our line of credit.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to off-balance sheet arrangements described in our Form 10-K for the fiscal year ended January 3, 2004. Also, there have been no material changes outside the ordinary course of business in our contractual obligations described in our Form 10-K for the fiscal year ended January 3, 2004, except that on July 3, 2004, the principal amount outstanding on our revolving credit facility was $5.0 million, as described above.

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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2004 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Sales of Unregistered Securities

The following information is furnished as to securities of the Company sold during the three-month period ended July 3, 2004 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On April 15, 2004, the Company issued 9,469 shares of Class B Common Stock to the former owners of Chesapeake Infusion LLC, dba InfuRx, in connection with its acquisition. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

On May 17, 2004, the Company issued 1,875 shares of Class B Common Stock to its five non-employee Directors as the stock portion of their annual retainer.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Class B Common Stock Purchased	Average Price Paid per Share of Class B Common Stock	Total Number of Shares of Class B Common Stock Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares of Class B Common Stock that May Yet Be Purchased Under the Program (1)
April 4, 2004 - May 3, 2004	0	$—	0	2,545,900

May 4, 2004 - June 3, 2004	0	—	0	2,545,900

June 4, 2004 - July 3, 2004	0	—	0	2,545,900

Total	0	$—	0

(1)	On July 17, 2003, the Company’s Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s outstanding shares of Class B Common Stock. The purchases were approved through July 16, 2004. From July 17, 2003 to April 3, 2004, 454,100 shares were purchased in the open market at an average price of $19.81 and were included in treasury stock. From April 4, 2004 to July 16, 2004 no shares were purchased.

Item 4. Submission of Matters to a Vote of Security Holders.

a)	The annual meeting of the shareholders of the Company was held on May 17, 2004.

b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2007:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Michael D. McCormick	52,611,931	0	1,504,850	0
Thomas J. Salentine	52,348,150	0	1,768,631	0
Glenn D. Steele, Jr.	52,606,540	0	1,510,241	0

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

Robert L. Myers	2005
Richard W. Roberson	2005
William E. Bindley	2006
Steven D. Cosler	2006
Kathleen R. Hurtado	2006

c)	Other matters voted upon and the results of the voting were as follows:

1)	The shareholders voted 52,492,689 in the affirmative and 1,571,242 in the negative, with 52,850 abstentions and 0 broker non-votes, to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the Company for 2004.

2)	The shareholders voted 44,035,327 in the affirmative and 3,856,737 in the negative, with 149,942 abstentions and 6,074,774 broker non-votes, to approve the proposed amendment to the Company’s Outside Directors Stock Option Plan which, among other things, increases from 75,000 to 175,000 the total number of shares of the Company’s Class B Common Stock subject to issuance under the plan.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 22, 2004, Priority Healthcare Corporation furnished, not filed, a Form 8-K attaching a press release announcing its operating and financial results for the quarter ended July 3, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2004	PRIORITY HEALTHCARE CORPORATION

	BY:	/s/ STEPHEN M. SAFT
Stephen M. Saft Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)