Form 10-Q
period 2004-10-02
PRIORITY HEALTHCARE CORP
filed 2004-11-09
CIK 1037975

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

As of October 28, 2004, the number of shares outstanding of each of the issuer’s classes of common stock were as follows:

Class A Common Stock – 6,611,745

Class B Common Stock – 36,933,971

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(000’s omitted, except share data)

(unaudited)

	Nine-month period ended October 2, 2004	Nine-month period ended September 27, 2003	Three-month period ended October 2, 2004	Three-month period ended September 27, 2003
Net sales	$1,279,854	$1,064,891	$440,159	$362,855
Cost of products sold	1,139,147	947,450	388,332	323,483

Gross profit	140,707	117,441	51,827	39,372

Selling, general and administrative expense	74,841	56,506	29,269	18,981
Restructuring charge	1,317	—	—	—
Depreciation and amortization	4,577	3,137	1,778	1,127

Earnings from operations	59,972	57,798	20,780	19,264

Interest income	508	1,058	139	246
Interest expense	(635)	—	(439)	—
Minority interest	(255)	—	(92)	—

Earnings before income taxes	59,590	58,856	20,388	19,510

Provision for income taxes	22,546	22,071	7,747	7,316

Net earnings	$37,044	$36,785	$12,641	$12,194

Earnings per share:
Basic	$.85	$.85	$.29	$.28
Diluted	$.84	$.84	$.29	$.28
Weighted average shares outstanding:
Basic	43,380,899	43,452,856	43,531,489	43,259,781
Diluted	44,008,150	44,024,550	44,160,814	43,773,728

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except share data)

	(unaudited) October 2, 2004	January 3, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$68,641	$45,719
Restricted cash	2,000	2,000
Marketable securities	8,624	15,317
Receivables, less allowance for doubtful accounts of $6,813 and $5,480, respectively	236,795	172,206
Finished goods inventory	107,898	117,218
Deferred income taxes	2,325	2,325
Other current assets	34,227	18,317

	460,510	373,102
Fixed assets, net	37,691	29,780
Investments	5,105	4,000
Intangibles, net	157,325	107,127

Total assets	$660,631	$514,009

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$163,176	$151,539
Line of credit	45,274	—
Other current liabilities	36,249	13,124

	244,699	164,663
Deferred income taxes	6,490	6,437

Total liabilities	251,189	171,100

Minority interest	23,255	—

Commitments and contingencies (note 5)

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 55,000,000 shares authorized, 6,612,230 and 6,677,683 issued and outstanding, respectively	66	67
Class B, $0.01 par value, 180,000,000 shares authorized, 38,785,088 and 38,719,635 issued, respectively	388	387
Additional paid in capital	190,917	189,309
Retained earnings	224,717	187,673

	416,088	377,436

Less: Class B Common unearned restricted stock, 117,327 and 108,323 shares, respectively	(1,240)	(1,846)
Class B Common stock in treasury (at cost), 1,734,275 and 1,987,739 shares, respectively	(28,661)	(32,681)

Total shareholders’ equity	386,187	342,909

Total liabilities and shareholders’ equity	$660,631	$514,009

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Nine-month period ended October 2, 2004	Nine-month period ended September 27, 2003
Cash flow from operating activities:
Net earnings	$37,044	$36,785
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,577	3,137
Provision for doubtful accounts	2,563	1,842
Tax benefit from stock option exercises	201	422
Compensation expense on stock grants	835	619
Minority interest	255	—
Change in assets and liabilities, net of acquisitions:
Receivables	(53,303)	(20,133)
Finished goods inventory	12,004	9,308
Accounts payable	8,883	12,450
Other current assets and liabilities	12,377	(17,560)

Net cash provided by operating activities	25,436	26,870

Cash flow from investing activities:
Sales, net of purchases, of marketable securities	6,693	24,662
Restricted cash for acquisition of business	—	(9,000)
Purchases of fixed assets	(11,247)	(11,588)
(Increase) decrease in other assets	(15,000)	3,075
Increase in investments	(1,105)	—
Acquisition of businesses, net of cash acquired	(50,097)	(15,226)

Net cash used by investing activities	(70,756)	(8,077)

Cash flow from financing activities:
Proceeds from stock option exercises	872	1,534
Joint venture contribution	23,000	—
Proceeds from employee stock purchase plan	253	—
Proceeds from line of credit	45,274	—
Payments for purchase of treasury stock	(1,157)	(10,270)

Net cash provided (used) by financing activities	68,242	(8,736)

Net increase in cash	22,922	10,057
Cash and cash equivalents at beginning of period	45,719	37,031

Cash and cash equivalents at end of period	$68,641	$47,088

Supplemental non-cash investing and financing activities:
Acquisition liabilities	$5,004	$9,000
Stock issued in connection with acquisition	5,230	1,500
Stock issued in connection with investment	—	3,500

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The accompanying consolidated financial statements have been prepared by the Company without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements for the three-month and nine-month periods ended October 2, 2004 and September 27, 2003 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

For a summary of all of the Company’s accounting policies, see Note 1 of the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 3, 2004. The only such items that have changed, which had no significant impact on results of operations or financial position, since the description in the Company’s Form 10-K for the fiscal year ended January 3, 2004 are as follows:

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

Variable Interest Entities - In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. A Variable Interest Entity (“VIE”) does not share economic risk and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. The Company will apply the consolidation or disclosure requirements of this interpretation if it should own any interest deemed to be a variable interest entity. The three-month period ended October 2, 2004 was the first period FIN 46 had an impact on the Company. See Note 5.

2.	Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the applicable period. Diluted EPS include the weighted average number of common shares outstanding and the effect of common stock equivalents. The following is a reconciliation between basic and diluted weighted average shares outstanding for the three-month and nine-month periods ended October 2, 2004 and September 27, 2003:

	(000’s omitted)
	Nine-month period ended October 2, 2004	Nine-month period ended September 27, 2003	Three-month period ended October 2, 2004	Three-month period ended September 27, 2003
Weighted average number of Class A and Class B Common shares outstanding used as the denominator in the basic earnings per share calculation	43,381	43,453	43,531	43,260
Additional shares assuming exercise of dilutive stock options	543	518	545	481
Additional shares assuming unearned restricted stock is earned	71	33	75	33
Additional shares assuming contingently issuable shares related to acquisitions are issued	13	21	10	—

Weighted average number of Class A and Class B Common and equivalent shares used as the denominator in the diluted earnings per share calculation	44,008	44,025	44,161	43,774

Options to purchase 3.1 million and 3.6 million shares with exercise prices greater than the average market prices of common stock during the three-month periods ended October 2, 2004 and September 27, 2003 were outstanding at October 2, 2004 and September 27, 2003, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

3.	In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

	(000’s omitted, except share data)
	Nine-month period ended October 2, 2004	Nine-month period ended September 27, 2003	Three-month period ended October 2, 2004	Three-month period ended September 27, 2003
Net earnings – as reported	$37,044	$36,785	$12,641	$12,194
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,325)	(8,497)	(1,803)	(2,834)

Pro forma net earnings	$31,719	$28,288	$10,838	$9,360

Basic earnings per share:
Basic – as reported	$0.85	$0.85	$0.29	$0.28
Basic – pro forma	$0.73	$0.65	$0.25	$0.22
Diluted earnings per share:
Diluted – as reported	$0.84	$0.84	$0.29	$0.28
Diluted – pro forma	$0.72	$0.64	$0.25	$0.21

4.	During the first nine months of 2004, the Company paid $230,000 in cash and $230,000 in Class B Common Stock related to the 2001 acquisition of InfuRx because InfuRx achieved certain predetermined financial results during the year ended January 3, 2004.

On April 2, 2004, the Company acquired certain assets of Partners In Care Pharmacy, LLC (“Partners In Care”) for approximately $6.1 million in cash. The acquisition was financed by cash from operations. Partners In Care was an infertility specialty pharmacy. The transaction is expected to complement the Company’s existing infertility specialty pharmacy operations. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired based upon their estimated fair values. The fair values assigned to the tangible and intangible assets acquired were based upon estimates and assumptions provided and compiled by management. The excess purchase price of $5.8 million was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (000’s omitted):

Current assets	$245
Property, equipment and other assets	47
Goodwill	5,791

Total assets acquired	$6,083

In addition, the former owners of Partners In Care are eligible to receive additional consideration based upon revenues received from new customers under a certain contract.

The results of operations of Partners In Care prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements. The results of operations after the acquisition date are included in the consolidated financial statements.

On June 14, 2004, the Company acquired all of the outstanding common shares of HealthBridge Reimbursement and Product Support, Inc. (“HealthBridge”) for approximately $9 million in cash. The acquisition was financed by cash from operations. HealthBridge is a service company specializing in drug launch and reimbursement support for the biotech and pharmaceutical industry. The transaction is expected to complement the Company’s existing specialty pharmacy and specialty distribution operations. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values. The fair values assigned to the tangible assets acquired and liabilities assumed were based upon estimates and assumptions provided and compiled by management. The intangible assets consist primarily of trademarks and non-compete agreements. The fair values assigned to the trademarks ($210,000) and non-compete agreements ($140,000) were based upon an independent appraisal. The excess purchase price of $7.4 million was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000’s omitted):

Current assets	$1,704
Property and equipment	390
Intangible assets	350
Goodwill	7,390

Total assets acquired	9,834

Current liabilities	730
Other long-term liabilities	100

Total liabilities assumed	830

Net assets acquired	$9,004

In addition, the former owners of HealthBridge are eligible to receive additional consideration if HealthBridge achieves certain predetermined financial results during the 12-month periods ending May 31, 2005 and May 31, 2006. In the event that HealthBridge fails to achieve certain predetermined financial results for the 12-month period ending May 31, 2005, the former owners are obligated to repay consideration to the Company.

The results of operations of HealthBridge prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements. The results of operations after the acquisition date are included in the consolidated financial statements.

On July 6, 2004, the Company acquired all of the outstanding common shares of Integrity Healthcare Services, Inc. (“Integrity”). The aggregate purchase price for the outstanding common shares of Integrity was approximately $33 million, comprised of approximately $27.6 million in cash (including $5 million that will be paid in July 2005), $5 million of Class B Common Stock and approximately $400,000 of direct acquisition costs. In addition, as part of the closing process, the Company paid approximately $12 million to repay Integrity’s line of credit balance in full. The acquisition was financed by the Company’s existing line of credit. Integrity is a specialty infusion pharmacy with 23 branches in 16 states located throughout the Midwest and Southeast states. The transaction is expected to expand the Company’s specialty pharmacy capabilities and geographic operating locations. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values. The fair values assigned to the tangible assets acquired and liabilities assumed were based upon estimates and assumptions provided and compiled by management. The intangible assets consist primarily of trademarks, non-compete agreements and certificates of need. The fair values assigned to the trademarks ($1.7 million), non-compete agreements ($200,000) and the certificates of need ($570,000) were based upon an independent appraisal. The excess purchase price of $34.6 million was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000’s omitted):

Accounts receivable	$12,716
Inventories	2,439
Other current assets	370
Property, equipment and other assets	714
Intangible assets	2,470
Goodwill	34,603

Total assets acquired	53,312

Current maturities of debt	524
Line of credit	12,422
Accounts payable and accruals	3,956
Other current liabilities	2,495
Long-term debt	921

Total liabilities assumed	20,318

Net assets acquired	$32,994

The results of operations of Integrity prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements. The results of operations after the acquisition date are included in the consolidated financial statements.

5.	In August 2004, the Company and Aetna Inc. formed a new joint venture, Aetna Specialty Pharmacy, LLC, which will be an Aetna-branded specialty pharmacy operation. The joint venture is owned 60% by the Company and 40% by Aetna. Aetna has an option to purchase the Company’s 60% interest beginning in 2008, subject to acceleration under certain circumstances. Aetna funded its ownership interest in the joint venture with cash and the Company contributed cash and an interest in certain intellectual property for its 60% interest in the joint venture. The amount of the Company’s contribution was not material to its financial condition.

The terms of the joint venture require the Company to build, develop and staff on behalf of the joint venture a stand-alone specialty pharmacy capable of handling certain specialty pharmacy needs of Aetna. The specialty pharmacy must be completed in accordance with a specified development schedule and within certain cost limitations. The Company also entered into a drug supply agreement with the joint venture and a specialty pharmacy back-up provider agreement with Aetna to provide specialty pharmacy services in instances where the joint venture is unable to do so.

Pursuant to its policy, the Company has determined that the joint venture should be consolidated under the provisions of FIN 46, Consolidation of Variable Interest Entities. Since its inception, the results of operations of the joint venture (which were not material) have been included in the Company’s financial statements.

6.	The Company has completed a restructuring and incurred a restructuring charge of $1.3 million related to facility consolidation and certain employee and lease termination costs in the three-month period ended July 3, 2004. The Company consolidated its Carpinteria, CA location into its Monrovia, CA location and eliminated certain employee positions, which included some in the Lake Mary, FL location, to streamline operations. The lease termination costs end in 2007. A total of 68 employees were impacted in the Carpinteria, CA and Lake Mary, FL locations.

The following is a reconciliation of the beginning and ending liability balances showing separately the changes during the three-month periods ended July 3, 2004 and October 2, 2004 attributable to costs incurred and charged to expense and costs paid:

	(000’s omitted)
	Employee Termination Costs	Lease Termination Costs
April 3, 2004 liability balance	$—	$—
Costs incurred and charged to expense	828	489
Costs paid	(645)	(20)
July 3, 2004 liability balance	183	469
Costs paid	(183)	(125)
October 2, 2004 liability balance	$—	$344

7.	The Company received a letter from a payor alleging that one of the Company’s subsidiaries is in violation of certain provisions of the payor’s contract. The payor has demanded $8.6 million in overcharges, going back to 1997, and has threatened to terminate that subsidiary’s participation in the payor’s network. The Company is in discussions with the payor to resolve the dispute. There can be no assurance that the outcome will not have a material adverse effect on the Company’s results of operations.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. For a summary of all of our accounting policies, see Note 1 of the consolidated financial statements contained in our Form 10-K for the fiscal year ended January 3, 2004. For the items in our financial statements that we believe are the most dependent on the applications of significant estimates and judgments see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Form 10-K for the fiscal year ended January 3, 2004. The only such items that have changed, which had no significant impact on results of operations or financial position, since the description in our Form 10-K for the fiscal year ended January 3, 2004 are as follows:

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

Variable Interest Entities - In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. A Variable Interest Entity (“VIE”) does not share economic risk and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. We will apply the consolidation or disclosure requirements of this interpretation if we should own any interest deemed to be a variable interest entity. The three-month period ended October 2, 2004 was the first period FIN 46 had an impact.

Results of Operations

The following table sets forth for the periods indicated, the percentages of net sales represented by the respective financial items:

	Nine-month period ended October 2, 2004	Nine-month period ended September 27, 2003	Three-month period ended October 2, 2004	Three-month period ended September 27, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	89.0	89.0	88.2	89.1

Gross profit	11.0	11.0	11.8	10.9

Selling, general and administrative	5.8	5.3	6.6	5.2
Restructuring charge	.1	—	—	—
Depreciation and amortization	.4	.3	.4	.3

Earnings from operations	4.7	5.4	4.7	5.3

Interest income	—	.1	—	.1
Interest expense	—	—	.1	—
Minority interest	—	—	—	—

Earnings before income taxes	4.7	5.5	4.6	5.4

Provision for income taxes	1.8	2.1	1.8	2.0

Net earnings	2.9%	3.5%	2.9%	3.4%

Net sales increased to $1.28 billion in the first nine months of 2004 from $1.06 billion in the first nine months of 2003, an increase of 20%. Net sales increased to $440.2 million in the three months ended October 2, 2004, from $362.9 million in the three months ended September 27, 2003, an increase of 21%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, the acquisitions of HealthBridge and Integrity and inflationary price increases. The additional net sales attributed to the acquisitions of HealthBridge and Integrity in the first nine months of 2004 represented approximately 2% of the total net sales in the first nine months of 2004. The additional net sales attributed to the acquisitions of HealthBridge and Integrity in the three months ended October 2, 2004 represented approximately 5% of the total net sales in the three months ended October 2, 2004.

Gross profit increased to $140.7 million in the first nine months of 2004 from $117.4 million in the first nine months of 2003, an increase of 20%. Gross profit as a percentage of net sales stayed the same in the first nine months of 2004 at 11.0% compared to the first nine months of 2003. Gross profit increased to $51.8 million in the three months ended October 2, 2004, from $39.4 million in the three months ended September 27, 2003, an increase of 32%. Gross profit as a percentage of net sales increased in the three months ended October 2, 2004, to 11.8% from 10.9% in the three months ended September 27, 2003. The increases in gross profit reflected increased sales. The increase in gross profit as a percentage of net sales in the three months ended October 2, 2004 compared to the three months ended September 27, 2003 was primarily attributable to the acquisitions of HealthBridge and Integrity which sell higher margin products. The reason gross profit as a percentage of net sales stayed the same in the first nine months of 2004 compared to the first nine months of 2003 is because the increase from selling higher margin HealthBridge and Integrity products was netted with the contraction on gross profit related to oncology distribution products and the change in sales mix, as lower margin products experienced increased sales. Competition continues to exert pressure on margins.

Selling, general and administrative (“SGA”) expense increased to $74.8 million in the first nine months of 2004 from $56.5 million in the first nine months of 2003, an increase of 32%. SGA expense as a percentage of net sales increased in the first nine months of 2004 to 5.8% from 5.3% in the first nine months of 2003. SGA expense increased to $29.3 million in the three months ended October 2, 2004, from $19.0 million in the three months ended September 27, 2003, an increase of 54%. SGA expense as a percentage of net sales increased in the three months ended October 2, 2004 to 6.6% from 5.2% in the three months ended September 27, 2003. The increases in SGA expense reflected the growth in our business, costs related to new business relationships with drug manufacturers, increased costs attributable to providing more clinically oriented services, costs related to our Sarbanes-Oxley Section 404 internal control project, incremental costs of running multiple information systems as we prepare to bring the remaining modules of our new enterprise wide information technology system live, and premium increases for health, property and liability insurance. $8.5 million of the increase comparing the three months ended October 2, 2004 to the three months ended September 27, 2003 related to acquisitions and new joint ventures. The increase in SGA expense as a percentage of net sales resulted from costs related to new business relationships with drug manufacturers, increased costs attributable to providing more clinically oriented services, costs related to our Sarbanes-Oxley Section 404 internal control project, incremental costs of running multiple information systems as we prepare to bring the remaining modules of our new enterprise wide information technology system live, premium increases for health, property and liability insurance, and costs related to acquisitions and new joint ventures. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

The restructuring charge of $1.3 million in the nine-month period ended October 2, 2004 related to facility consolidation and certain employee and lease termination costs. The Company consolidated its Carpinteria, CA location into its Monrovia, CA location and eliminated certain employee positions, which included some at the Lake Mary, FL location.

Depreciation and amortization (“D&A”) increased to $4.6 million in the first nine months of 2004 from $3.1 million in the first nine months of 2003, an increase of 46%. D&A increased to $1.8 million in the three months ended October 2, 2004, from $1.1 million in the three months ended September 27, 2003, an increase of 58%. The increases in D&A were primarily the result of depreciation on newly acquired computer hardware and software, furniture and equipment, transportation equipment, telephone equipment and leasehold improvements and amortization of intangible assets related to the acquisitions of HealthBridge and Integrity.

Interest income decreased to $508,000 in the first nine months of 2004 from $1.1 million in the first nine months of 2003, a decrease of 52%. Interest income decreased to $139,000 in the three months ended October 2, 2004 from $246,000 in the three months ended September 27, 2003, a decrease of 43%. In the first nine months of 2004 we earned 0.95% on an average invested balance of $71.2 million. In the first nine months of 2003 we earned 1.77% on an average invested balance of $79.6 million. In the three months ended October 2, 2004 we earned 0.85% on an average invested balance of $65.0 million. In the three months ended September 27, 2003 we earned 1.25% on an average invested balance of $78.8 million. The decreases in interest income were due to the lower average invested balances and the lower interest rates earned. In the three-month and nine-month periods ended October 2, 2004 and September 27, 2003, the interest income was primarily related to investing cash and funds received from operations in overnight repurchase agreements with major financial institutions and in marketable securities.

Interest expense was $635,000 in the first nine months of 2004. Interest expense was $439,000 in the three months ended October 2, 2004. In the first nine months of 2004 we paid an average rate of 2.54%, plus amortization of the line of credit origination costs, on an average line of credit balance of $16.0 million. In the three months ended October 2, 2004 we paid an average rate of 2.52%, plus amortization of the line of credit origination costs, on an average line of credit balance of $37.5 million. In the three-month and nine-month periods ended October 2, 2004, the interest expense was primarily related to our line of credit.

The provision for income taxes in the three-month and nine-month periods ended October 2, 2004 represented 38.0% and 37.8%, respectively, of earnings before income taxes. The provision for income taxes in the three-month and nine-month periods ended September 27, 2003 represented 37.5% of earnings before income taxes.

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

On October 2, 2004, we had cash and cash equivalents of $70.6 million, marketable securities of $8.6 million and working capital of $215.8 million. On February 27, 2004, we entered into an agreement with Suntrust Bank, as administrative agent, for an unsecured three year revolving credit facility for up to $150 million. We intend to use the available proceeds to fund acquisitions, repurchase shares of our Class B Common Stock, provide for working capital and capital expenditures, and for other general corporate purposes. The revolving credit facility requires us, among other things, to maintain a minimum consolidated net worth, a minimum interest coverage ratio and limits our leverage ratio. We were in compliance with these covenants as of October 2, 2004. On October 2, 2004, the principal amount outstanding under this facility was $45.0 million. We believe that the cash and cash equivalents, marketable securities, working capital, revolving credit facility and cash from operations will be sufficient to meet our working capital needs for at least one year.

Net cash provided by operating activities. Our operations generated $25.4 million in cash during the first nine months of 2004. Receivables, net of acquisitions, increased $53.3 million during the first nine months of 2004, primarily to support the increase in sales and due to the extension of credit terms to meet competitive conditions. Finished goods inventory, net of acquisitions, decreased $12.0 million during the first nine months of 2004 partly due to our concerted effort to closely monitor inventory and maintain it at an optimal level and partly due to our taking advantage of purchasing opportunities during the fourth quarter of 2003 for certain inventory items that were sold during the first nine months of 2004. The $8.9 million increase in accounts payable, net of acquisitions, was attributable to the timing of purchases and payments and credit terms negotiated with vendors. Other current assets and liabilities, net of acquisitions, increased cash by $12.4 million primarily due to an increase in income taxes payable, accrued expenses and a restructuring charge accrual. We anticipate that our operations may require cash to fund our growth.

Net cash used by investing activities. During the first nine months of 2004, we sold $6.7 million of marketable securities. Capital expenditures during the first nine months of 2004 totaled $11.2 million. Primarily these purchases were for our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. We expect that capital expenditures during the last three months of 2004 will be approximately $3 to $6 million and during 2005 will be approximately $21 to $25 million. The 2005 capital expenditures include items related to the new joint venture with Aetna. See the $23 million Aetna contribution to the new joint venture in financing activities below. We anticipate that the other expenditures will relate primarily to our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. During the first nine months of 2004, other assets increased $15 million due to increasing our deposit with our wholesaler. During the first nine months of 2004, investments increased $1.1 million due to making additional investments in Burrill Life Sciences Capital Fund, L.P. During the first nine months of 2004, we paid $50.1 million for the acquisition of certain assets of Partners In Care, the acquisition of the stock of HealthBridge, the acquisition of the stock of Integrity and the 2001 acquisition of InfuRx because InfuRx achieved certain predetermined financial results during the year ended January 3, 2004.

Net cash used by financing activities. During the first nine months of 2004, we received proceeds of $872,000 from stock option exercises and $253,000 from the employee stock purchase plan. Also during the first nine months of 2004, we purchased treasury stock for $1.2 million, borrowed $45.3 million on our line of credit and received $23.0 million from Aetna for their contribution to the new joint venture.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to off-balance sheet arrangements described in our Form 10-K for the fiscal year ended January 3, 2004. Also, there have been no material changes outside the ordinary course of business in our contractual obligations described in our Form 10-K for the fiscal year ended January 3, 2004, except that on October 2, 2004, the principal and interest outstanding on our revolving credit facility was $45.3 million, as described above.

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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2004 pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The following information is furnished as to securities of the Company sold during the three-month period ended October 2, 2004 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On July 6, 2004, the Company issued 221,358 shares of Class B Common Stock to the former owners of Integrity Healthcare Services, Inc., in connection with its acquisition. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Class B Common Stock Purchased	Average Price Paid per Share of Class B Common Stock	Total Number of Shares of Class B Common Stock Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares of Class B Common Stock that May Yet Be Purchased Under the Program (1)
July 4, 2004 - August 3, 2004	0	$—	0	—

August 4, 2004 - September 3, 2004	0	—	0	—

September 4, 2004 - October 2, 2004	0	—	0	—

Total	0	$—	0

(1)	On July 17, 2003, the Company’s Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s outstanding shares of Class B Common Stock. The purchases were approved through July 16, 2004. From July 17, 2003 to July 3, 2004, 454,100 shares were purchased in the open market at an average price of $19.81 and were included in treasury stock. From July 4, 2004 to July 16, 2004 no shares were purchased.

On October 27, 2004, the Company’s Board of Directors approved the purchase of up to 2,000,000 shares of the Company’s outstanding shares of Class B Common Stock. This new stock repurchase program will expire on October 31, 2005.

Item 6. Exhibits.

Exhibit No.
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

November 9, 2004	PRIORITY HEALTHCARE CORPORATION

	BY:	/s/ STEPHEN M. SAFT
Stephen M. Saft
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)