Form 10-K
period 2005-01-01
PRIORITY HEALTHCARE CORP
filed 2005-03-30
CIK 1037975

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

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

$817,615,317

Aggregate market value of the voting stock held by nonaffiliates of the Registrant based on the last sale price for such stock on July 3, 2004 (assuming solely for the purposes of this calculation that all Directors and executive officers of the Registrant are “affiliates”).

6,584,313

Number of shares of Class A Common Stock, $.01 par value, outstanding at March 1, 2005.

37,230,206

Number of shares of Class B Common Stock, $.01 par value, outstanding at March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document have been incorporated by reference into this Annual Report on Form 10-K:

IDENTITY OF DOCUMENT	PART OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORATED
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2005	PART III

PRIORITY HEALTHCARE CORPORATION

Lake Mary, Florida

Annual Report to Securities and Exchange Commission

January 1, 2005

PART I

Forward-Looking Statements

Certain statements included in this annual report, which are not historical facts, are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs and involve certain risks and uncertainties that are beyond our control. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the effect of our internal growth and future acquisitions, changes in our supplier relationships, changes in third party reimbursement rates, changes in our customer mix and the financial stability of major customers, competitive pressures, our ability to successfully integrate acquired businesses, including the achievement of cost savings and revenue enhancements, changes in government regulations or the interpretation of these regulations and changes in interest rates. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date herein.

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

General

Priority is a premier healthcare services company providing innovative, high quality and cost-effective solutions that enhance quality of life. As a national specialty pharmacy and distributor, Priority provides biopharmaceuticals, complex therapies, related disease treatment programs and a portfolio of other service offerings for patients, payors, physicians and pharmaceutical manufacturers. The growing number of specialty areas serviced by Priority include oncology, gastroenterology, reproductive endocrinology, neurology, hematology, pulmonology, ophthalmology, rhuematology, endocrinology, infectious disease and nephrology, as well as ambulatory surgery centers. The Company sells over 5,000 Stock Keeping Units (“SKUs”) of specialty pharmaceuticals and medical supplies to outpatient renal care centers and office-based physicians in oncology and other physician specialty markets. Priority offers value-added services to meet the specific needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures, offering automated order entry services and offering customized distribution for group accounts. From distribution centers in Sparks, Nevada and Grove City, Ohio, Priority services over 7,000 customers in all 50 states, including office-based oncologists, renal dialysis clinics, ambulatory surgery centers and primary care physicians.

The Company also fills individual patient prescriptions, primarily for self-administered biopharmaceuticals. These patient-specific prescriptions are filled at 32 licensed pharmacies in 17 states and are primarily shipped directly to the patient overnight in specialized packages. Additionally, Priority offers some home-based specialty infusion therapy services. Over 98% of the Company’s sales relates to the sale of biopharmaceuticals. Priority also provides disease treatment programs for hepatitis C, cancer, infertility, hemophilia, human growth hormone deficiency, rheumatoid arthritis, Crohn’s disease, infertility, pulmonary hypertension, pain management, multiple sclerosis, sinusitis, age-related macular degeneration, idiopathic pulmonary fibrosis, immune deficiencies, psoriasis, cystic fibrosis and others. These programs are branded as disease specific Caring Paths™.

The Company is also a provider of reimbursement solutions and product support to pharmaceutical manufacturers, biotechnology companies and medical device companies.

Priority’s net sales have increased from $107 million in 1994 to $1.74 billion in 2004. In the same period, operating income has increased from $2.3 million in 1994 to $76.8 million in 2004. The Company’s objective is to continue to grow rapidly and enhance its market position as a leading healthcare company by capitalizing on its business strengths and pursuing the following strategy: (i) continue to focus on further penetrating the core specialty distribution and pharmacy market; (ii) develop new manufacturer relationships that provide access to new products and services; (iii) continue to develop group purchasing organization and payor networks; (iv) enter new specialty markets; and (v) pursue acquisitions to complement existing product offerings and further penetrate markets.

Acquisitions

Over the last five years, the Company has completed the following acquisitions: On January 20, 2001, the Company acquired substantially all of the assets of three related companies doing business as Freedom Drug (“Freedom Drug”), the nation’s leading infertility specialty pharmacy, located in Lynnfield, Massachusetts and Stratham, New Hampshire. Effective March 31, 2001, the Company acquired substantially all of the assets of Physicians Formulary International, Inc. (“Physicians Formulary”), a distributor in the outpatient surgery center market located in Phoenix, Arizona. Effective October 26, 2001, the Company acquired substantially all of the assets of Chesapeake Infusion LLC, doing business as InfuRx (“InfuRx”), a specialty pharmacy located in New Castle, Delaware and Memphis, Tennessee. On March 11, 2002, the Company acquired substantially all of the assets of Hemophilia of the Sunshine State (“HOSS”), the leading provider of hemophilia products and services in the State of Florida, located in Oldsmar, Florida. Effective September 11, 2003, the Company acquired substantially all of the assets of SinusPharmacy Corporation (“Sinus”), the leading provider of intranasal nebulized therapies for the treatment of chronic sinusitis, located in Carpinteria, California. On April 2, 2004, the Company acquired certain assets of Partners In Care Pharmacy, LLC (“Partners In Care”), an infertility specialty pharmacy located in Mt. Prospect, Illinois. On June 14, 2004, the Company acquired all of the outstanding common shares of HealthBridge Reimbursement and Product Support, Inc. (“HealthBridge”), a service company specializing in drug launch and reimbursement support for the biotech and pharmaceutical industry, located in Braintree, Massachusetts. On July 6, 2004, the Company acquired all of the outstanding common shares of Integrity Healthcare Services, Inc. (“Integrity”), a specialty infusion pharmacy with 23 branches in 16 states located throughout the Midwest and Southeast states.

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

Industry Overview. The specialty distribution market is fragmented with several public and many small private companies focusing on different product or customer niches. Few companies offer a wide range of pharmaceuticals and related supplies targeted to multiple customer groups, specifically office-based physicians and patients self-administering (injecting, infusing, or receiving therapy) at home. Historically, cancer therapy, renal dialysis and most other treatments for chronic and life-threatening medical conditions were administered almost exclusively in a hospital inpatient setting. In recent years, the frequency with which these treatments have been administered outside the hospital has increased dramatically in response to cost containment efforts and the introduction of new biopharmaceutical products, such as PEG-Intron®, Rebetol®, Pegasys®, Copegus®, Remodulin®, Actimmune®, Epogen®, Xolair®, Apokyn™ and many others.

The service needs of office-based physicians and patients self-administering at home differ markedly from those of the hospital market, creating logistical challenges and increasing administrative costs for those offices. Office-based physicians and clinics generally order relatively small quantities of drugs at irregular intervals and do not have inventory management systems or sufficient pharmacy staffing. Challenges facing these caregivers include having necessary administrative and financial resources, managing relationships with multiple suppliers, managing inventories, billing patients and third-party payors, and monitoring new clinical developments. The Company believes that the shift from hospital-based to office-based or home-based therapy administration has created a significant opportunity, particularly in the oncology, gastroenterology, vaccine, infertility, rheumatology, pulmonary, neurology, respiratory, renal dialysis, hemophilia, sinusitis, psoriasis, cystic fibrosis and ophthalmology markets. The Company is focused primarily on these markets, but is developing business in other growing markets as well.

Oncology. The occurrence of cancer continues to grow in the United States. According to the American Cancer Society Cancer Facts and Figures 2004, in the United States, men have an approximately one in two chance of developing cancer during their lifetime, and women have a one in three chance. Also, according to the National Institutes of Health (“NIH”), the overall direct medical costs for cancer in the United States was estimated to be $64.2 billion in the year 2003. The principal treatments for cancer are surgery and a regimen of pharmaceutical treatments. Surgery typically involves hospitalization, but radiation and chemotherapy are increasingly being delivered in alternate site settings such as the physician office and the home.

Also, according to the American Cancer Society report, in the United States the total number of patients living with, or having a history of, cancer was estimated to be 9.6 million in 2000 and the number of new patients developing cancer each year is estimated to be 2.3 million. According to a 2003 survey conducted by Pharmaceutical Research and Manufacturers of America (“PhRMA”), there were 395 medicines in development for cancer. In addition, the overall incidence of cancer is expected to increase as the average age of the U.S. population continues to increase. According to the American Cancer Society report, approximately 76% of all cancers are diagnosed in people age 55 or over.

Gastroenterology. Priority operates in the gastroenterology market, principally through the sale of PEG-Intron®, Rebetol®, Pegasys®, Copegus® and Ribavirin for the treatment of hepatitis C. According to the US Department of Health and Human Services (“Department of Health”) in 2004, an estimated 3.9 million Americans were infected with hepatitis C, of whom 2.7 million were chronically infected. Also, according to Hepatitis Foundation International in 2004, approximately 25,000 to 30,000 new hepatitis C infections occur each year. According to the Department of Health, the incidence of hepatitis C infection has declined from its peak in the 1980s. However, the Company believes the treated portion of this population is likely to increase as awareness of hepatitis disease management programs increases. According to NIH in 2003, hepatitis C is responsible for an estimated 8,000 to 10,000 deaths annually in the United States, is one of the most important causes of chronic liver disease, and liver failure from chronic hepatitis C is one of the most common reasons for liver transplants in the United States.

Vaccine. The worldwide vaccine market was estimated to be $6.23 billion in 2001, according to Aventis Pasteur, a world leader in vaccine production. Also, according to Aventis Pasteur, more than 500 million people are immunized each year and the main vaccines sold in 2001 were flu, polio, pediatric combinations and traveler’s vaccines. Growth in the vaccine market is expected to be driven by the growth of combination pediatric vaccines, traveler’s vaccines, vaccines for adolescent protection, vaccines for the elderly and vaccines to treat chronic infectious disease and cancer.

Infertility. Infertility is an emotionally devastating disease that the Company estimates adversely affects approximately 15% of the couples in the United States that desire to have children. The Company believes pharmaceutical innovations involving medications for ovulation induction treatment are enabling thousands of couples to enjoy parenthood. Ovulation induction typically occurs over a one month period of time involving specialty pharmaceuticals requiring self administered injections and related medical supplies. According to the Department of Health and the Society for Assisted Reproductive Technology, there were 115,392 assisted reproductive technology cycles performed in 391 clinics during 2002, up from 107,587 cycles performed in 384 clinics during 2001.

Rheumatology. Rheumatoid arthritis (“RA”) is a chronic inflammatory disease that predominantly affects the joints. According to the Arthritis Foundation in 2003, RA affects 2.1 million Americans, with females two to three times more likely to be affected than males. Enbrel®, Remicade® and Humira® are the leading drugs that treat RA. According to a 2004 study done by SG Cowen, the RA market was expected to be $2.8 billion in 2004 and $4.1 billion by 2008.

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

There are currently four drugs approved for pulmonary hypertension. They are continuous intravenous Flolan®, a synthetic form of prostacyclin, Tracleer™, an oral medication, and Ventavis™ Inhalation Solution. The Company has an agreement with United Therapeutics Corporation to be one of three exclusive specialty distributors for the fourth, Remodulin®, which has been developed as an alternative to Flolan®. Remodulin® is a prostacyclin analogue that is administered as a continuous subcutaneous or intravenous treatment and is a life long therapy. The Company also has an agreement with CoTherix, Inc. to distribute Ventavis™.

Other Pulmonary Diseases. Idiopathic pulmonary fibrosis (“IPF”) is a disease characterized by acute inflammation in the lung and progressive scarring that leads to a gradual loss of lung function. Actimmune®, manufactured by InterMune, is self-administered via subcutaneous injection three times a week. According to the Pulmonary Fibrosis Foundation in 2005, there are approximately 200,000 people in the United States suffering from IPF. The Company estimates that the market in the United States for the treatment of IPF exceeds $1 billion. Also, according to a 2003 article in the American Journal of Nursing, about 15,000 new cases of IPF are diagnosed annually in the United States.

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

Neurology. Multiple sclerosis (“MS”) is a progressive neurological disease in which the body loses the ability to transmit messages among nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. According to the National Multiple Sclerosis Society in 2003, MS affects approximately 400,000 people in the United States and every week about 200 more people are diagnosed. There are currently three interferon products approved in the United States for treating persons with relapsing forms of MS, Avonex®, Rebif® and Betaseron®. Copaxone®, an immune modulator, and Novantrone®, an immune suppressant, also treat MS. According to a 2004 Morgan Stanley research report, the market for MS drugs in the United States was $1.8 billion in 2003 and is expected to grow to $3.8 billion by 2010.

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

Sinusitis. Sinusitis is one of the most commonly reported chronic conditions in the United States. Chronic sinusitis is marked by repeat or long lasting sinus infections that can span three to eight weeks or continue for months and even years. According to the latest statistics from the National Institute of Health, in 2002 chronic sinusitis affected 33 million American adults. First line medical therapies for chronic sinusitis often include oral medications. If oral medications fail, second line oral medications, intranasal nebulized medications, or intravenous therapy may be prescribed. SinusPharmacy, Inc., which the Company acquired in 2003, is the sole-source provider of the SinuNEB® System, a patented intranasal nebulized therapy.

Ophthalmology. Age-Related Macular Degeneration (“AMD”) is a degenerative condition of the macula, or the central part of the retina in the eye. The most advanced cases of AMD result in the total loss of central vision, making many activities difficult or impossible; however, AMD does not cause complete blindness. In the United States, AMD is the leading cause of vision loss for people 55 years of age or older, and its prevalence increases in higher age populations. According to HealthLink Medical College of Wisconsin in 2004, up to 30 million people worldwide suffer from the condition, with over 200,000 new cases diagnosed in the United States each year. The Company is a preferred specialty distributor and the preferred specialty pharmacy provider of Visudyne®, a treatment for AMD. The Company estimates that the market for Visudyne® in the United States exceeds $150 million. The Company is also a specialty distributor for Macugen™, another treatment for AMD.

Business Strengths

Priority believes the following represent the Company’s business strengths and have been the principal factors in the Company’s business success to date.

Knowledgeable Sales, Marketing and Support Staff. The Company has a well-trained, knowledgeable telesales, outside sales and sales support staff of approximately 200 full-time associates. Priority holds frequent meetings and training sessions with its suppliers to enable the sales and support staff to be well-informed about current and new biopharmaceuticals. The sales and support staff provides not only superior and knowledgeable customer service, but also promotes the sale of new products.

Clinical Expertise. The Company provides disease treatment programs to patients and physicians through its highly trained clinical staff of pharmacists, nurses and patient care coordinators. These personnel are available for ongoing consultation with the patient and the dispensing physician regarding the patient’s therapy and progress seven days a week, 24 hours a day. These programs are branded as disease specific Caring Paths™. In order to serve the specific needs of its customers, Priority operates licensed pharmacies, one of which was the first to be accredited with commendation by ACHC (Accreditation Commission for Health Care, Inc.), which is specific to specialty pharmacies.

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

Efficient Infrastructure. Priority has focused considerable time and expense on building an infrastructure, including computer systems and training, that enable the Company to operate efficiently and manage rapid growth. In addition, the Company’s centralized approach to the distribution of its products and services maintains a low cost, very efficient model. Management also focuses on tightly controlling expenses and is constantly re-evaluating the efficiency of its operations, including purchasing and distribution.

Growth Strategy

The Company’s objective is to continue to grow rapidly and enhance its market position as a leading specialty pharmacy provider and specialty distributor by capitalizing on its business strengths and pursuing the following strategy.

Continue to focus on further penetrating the core specialty distribution and pharmacy market. By focusing on the core specialty distribution and pharmacy market, the Company has targeted growth segments of the health care industry. The Company intends to increase its core specialty distribution and pharmacy market presence by expanding its product and service offerings, increasing its sales and marketing personnel and focusing on group accounts. The Company has over 7,000 customers, including physicians focusing on oncology, gastroenterology, rheumatology, pediatrics, vaccines, ophthalmology and ambulatory surgery. The Company believes that a number of physicians that order pharmaceuticals and supplies from the Company also treat patients who require patient-specific, self-administered biopharmaceuticals. The Company’s information database identifies these cross-selling opportunities, and Priority believes it is well-positioned to capture incremental revenue from these customers. Priority also targets physicians who are not specialty distributors with its sales efforts. Priority also continues to expand its relationships with payors who often influence the decision on which pharmacy service provider to use.

Develop new manufacturer relationships that provide access to new products and services. By targeting chronic disease therapies that require patient-specific, self-administered biopharmaceuticals, the Company continues to expand its markets. An example is the Remodulin® therapy for patients suffering from pulmonary hypertension which was added through an agreement with United Therapeutics Corporation. Priority is one of only three specialty pharmacies that provide Remodulin® and was the lead pharmacy in handling the clinical trial patients. The Company also has an agreement with Novartis Pharmaceuticals Corporation to be a preferred specialty distributor and the preferred specialty pharmacy provider of Visudyne®. The Company also has an agreement with Genentech, Inc. and Novartis Pharmaceuticals Corporation to be a preferred distributor of Xolair® for specialty pharmacy dispensing, patient assistance product fulfillment and specialty distribution.

Continue to develop group purchasing organization (“GPO”) and payor networks. The Company believes that with strong GPO, physician and payor networks, the relationships with its manufacturers will be enhanced, thereby increasing the potential for alliances which could expand its products, service and geographic scope. In addition, contracts with GPOs and payors, such as PBI, Amerinet, MedAssets, Aetna, Inc. and Blue Cross/Blue Shield Association generate significant new volumes and, therefore, revenue growth. The payor relationships enable the Company to service more patients and physicians.

Enter new specialty markets. The Company continues to enter new markets. In the past several years, the Company has forged into the pulmonology, dermatology, cystic fibrosis and otolaryngology segments, adding capabilities to serve these disease states. This increases the opportunity for the Company to grow revenues and helps minimize concentrations of existing product lines.

Pursue acquisitions to complement existing product offerings and further penetrate markets. The Company believes that the highly fragmented specialty distribution industry affords it an opportunity to grow through selective acquisitions. By acquiring complementary businesses, the Company can increase its customer base, expand its product and geographic scope and leverage its existing infrastructure. The Freedom Drug, Physicians Formulary and InfuRx acquisitions during 2001, the HOSS acquisition in 2002, the Sinus acquisition in 2003 and the Partners In Care, HealthBridge and Integrity acquisitions during 2004 fit this criteria.

Products and Services

Priority provides a broad range of services and supplies to meet the needs of the specialty distribution market, including the office-based oncology market, outpatient renal care market, other physician office specialty markets that are high users of vaccines and ambulatory surgery centers. Priority offers value-added services to meet the specialized needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures and offering automated order entry services and customized group account distribution. Priority distributes its products from distribution centers in Sparks, Nevada and Grove City, Ohio. The Company sells over 5,000 SKUs of pharmaceuticals such as Epogen®, Aranesp® Procrit®, Neupogen®, propofol and paclitaxel and related medical supplies such as IV solutions, IV sets, gloves, needles, syringes, custom sterile procedure kits and sharps containers. Priority’s distribution centers service over 7,000 customers located in all 50 states, including office-based oncologists, renal dialysis clinics, ambulatory surgery centers and primary care physicians.

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

Priority also provides patient-specific, self-administered biopharmaceuticals and related disease treatment programs to individuals with chronic diseases. At 32 licensed pharmacies in 17 states, Priority fills patient-specific prescriptions and primarily ships them via overnight delivery in special shipping containers to maintain appropriate temperatures. These services are provided in combination with the Company’s disease treatment programs, through which the Company’s pharmacist and nursing staff provide education, counseling and other services to patients. Over 98% of the Company’s sales relates to the sale of biopharmaceuticals.

Priority has traditionally provided disease treatment programs for hepatitis and cancer, with biopharmaceuticals that primarily consist of Interferon, a synthetic biopharmaceutical used to treat hepatitis B and C, PEG-Intron® and Pegasys®, pegulated interferons, Rebetol®, Copegus® and ribavirin, oral antivirals, and epoetin alfa, a synthetic biopharmaceutical used to treat anemia. Priority has continually added many more products, including Temodar®, an oral chemotherapy used to treat Anaplastic astrocytoma (a brain malignancy), Thalomid®, an oral product with antiangiogenesis properties used to treat a variety of cancers, Plenaxis™, a prostate cancer therapy, Remodulin®, a continuous subcutaneous or intravenous treatment and life long therapy used to treat pulmonary hypertension, Remicade®, an intravenous product used to treat Crohn’s Disease and rheumatoid arthritis patients, Betaseron®, an injectable product used to treat patients with multiple sclerosis, Enbrel®, an injectable product used to treat patients suffering from rheumatoid arthritis, AdhesENT™ formulated nebulized medications for topical delivery to the sinuses for the treatment of chronic sinusitis, Visudyne®, a drug therapy for patients with some forms of age-related macular degeneration, and Gonal-F® and Follistim™, two injectable products used to treat infertility.

The disease treatment programs provided by the Company offer a number of advantages to patients, physicians, third-party payors and drug manufacturers. The advantages include: (i) increasing patient compliance with the recommended therapy, thereby avoiding more costly future treatments; (ii) facilitating patient education required to prepare and administer the products; (iii) reducing the potential for patient errors in dosing or wastage of product; (iv) decreasing patient or caregiver anxiety; (v) reducing the overall cost of delivery; and (vi) collecting better outcomes data. These programs are branded as disease specific Caring Paths™.

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

Freedom Drug employs a team of healthcare professionals dedicated to women’s reproductive health, offering unique and comprehensive programs tailored to the individual needs of fertility centers and their patients. Freedom Drug specializes in the delivery of fertility-related pharmaceuticals and prescription compounding. Among Freedom Drug’s unique programs is the Freedom Advantage, which offers cost effective coordination of fertility-related medications and fertility-related information to payors, physicians and their patients.

With the addition of Integrity, the Company now offers specialty infusion therapy services. The addition of these services broadens the Company’s range of services to now include home-based services. Integrity takes a holistic approach to specialized infusion therapy through its total patient care services. This approach is evidenced by Integrity’s Thrive at Home Program, where nutrition support is combined with traditional infusion therapy, distinguishing Integrity from other in-home health care providers.

With the addition of HealthBridge, the Company is now a provider of reimbursement solutions and product support to pharmaceutical manufacturers, biotechnology companies and medical device companies. The addition of these services to Priority’s portfolio complements the Company’s disease treatment programs and provides a greater ability to support the core marketplace served by Priority’s specialty pharmacy and distribution services.

In August 2004, the Company and Aetna Inc. formed a new joint venture, Aetna Specialty Pharmacy, LLC, which is an Aetna-branded specialty pharmacy operation. The joint venture is owned 60% by the Company and 40% by Aetna.

Sales and Marketing

The Company employs approximately 200 full-time telesales, outside sales and sales support staff personnel. The Company strives to generate new customers and solidify existing customer relationships through frequent direct marketing contact that emphasizes the Company’s broad product lines in specialty markets, competitive prices, responsive service and ease of order placement. The Company telesells to oncology clinics, physician offices, ambulatory surgery centers and dialysis centers. The Company targets larger customers with customized approaches developed by management and its key account team. The Company also links all customer databases to facilitate cross-selling efforts. The Company believes that there is a significant opportunity to provide its specialty pharmacy services to patients of physicians that currently order pharmaceuticals and supplies from Priority. Priority also continues to expand its relationships with payors who often influence the decision on which pharmacy service provider to use.

The Company’s sales personnel service both in-bound and out-bound calls and are responsible for assisting customers in purchasing decisions, answering questions and placing orders. Sales personnel also initiate out-bound calls to market the Company’s services to those customer accounts identified by the Company as being high volume accounts, high order frequency accounts or cross-selling opportunity accounts. The Company’s sales personnel use advanced computer systems to enter customer orders and to access information about products, product availability, pricing, promotions and customer buying and referral history. All sales personnel work to establish long-term relationships with the Company’s customers through regularly scheduled phone contact and personalized service, including direct sales calls on key customers.

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

Customers

Priority services over 7,000 customers located in all 50 states, including office-based oncologists, renal dialysis clinics, ambulatory surgery centers, primary care physicians, retina specialists and over 70,000 individuals with chronic diseases.

During 2004, 2003 and 2002, the Company’s largest 20 customers accounted for approximately 11%, 11% and 11%, respectively, of the Company’s net sales. Many of the Company’s customers are members of a third party payor’s network. One third party payor, Aetna, Inc., accounted for approximately 7%, 8% and 10% of the Company’s net sales in 2004, 2003 and 2002, respectively. In the future, most of these sales will be through the Company’s joint venture with Aetna, Aetna Specialty Pharmacy, LLC, which is an Aetna-branded specialty pharmacy operation and is currently owned 60% by the Company and 40% by Aetna. Aetna has an option to purchase the Company’s 60% interest beginning in 2008, subject to acceleration under certain circumstances. Significant declines in the level of purchases by one or more of the Company’s largest customers or the loss of a significant payor could have a material adverse effect on the Company’s business and results of operations. As is customary in its industry, the Company generally does not have long-term contracts with its customers. Management believes that the retention rate for the Company’s customers is very favorable. However, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on the Company.

Purchasing

Management believes that effective purchasing is key to both profitability and maintaining market share. The Company has several large suppliers. Amgen accounted for approximately 10%, 11% and 11% of the Company’s total net sales in 2004, 2003 and 2002, respectively. Schering Corporation accounted for approximately 3%, 10% and 16% of the Company’s total net sales in 2004, 2003 and 2002, respectively. Ortho Biotech accounted for approximately 14%, 11% and 15% of the Company’s total net sales in 2004, 2003 and 2002, respectively. The Company continually evaluates its purchase requirements and likely increases in manufacturer prices in order to obtain products at the most advantageous cost. It has negotiated several partnership relationships with manufacturers that offer favorable pricing, volume-based incentives and opportunities to reduce supply chain costs for both parties.

Competition

The specialty pharmaceutical and medical supply industry is highly competitive and is experiencing both horizontal and vertical consolidation. The industry is fragmented, with several public and many small private companies focusing on different product or customer niches. Some of the Company’s current and potential competitors include regional and national full-line, full-service medical supply distributors; independent specialty distributors; national full-line, full-service wholesale drug distributors that operate their own specialty distribution businesses; retail pharmacies; specialty pharmacy divisions of pharmacy benefit managers (“PBMs”); institutional pharmacies; hospital-based pharmacies; home infusion therapy companies; and certain manufacturers that own distributors or that sell their products both to distributors and directly to users, including clinics and physician offices. Some of the Company’s competitors have greater financial, technical, marketing and managerial resources than the Company. While competition is primarily price and service oriented, it can also be affected by depth of product line, technical support systems, specific patient requirements and reputation. There can be no assurance that competitive pressures will not have a material adverse effect on the Company.

Government Regulation

As a provider of healthcare services and products, the Company is subject to extensive regulation by federal, state and local government agencies. The following are particular areas of government regulation that apply to our business.

Licensing and Registration. The Company is required to register with the United States Drug Enforcement Administration (“DEA”), the Food and Drug Administration (“FDA”) and appropriate state agencies for various permits and/or licenses, and it also must comply with the operating and security standards of such agencies. The Company’s Sparks, Nevada and Grove City, Ohio distribution centers are licensed to distribute pharmaceuticals in accordance with the Prescription Drug Marketing Act of 1987. The Sparks and Grove City locations are also licensed to distribute or dispense certain controlled substances in accordance with the requirements of the Controlled Substances Act of 1970. Similarly, the Company’s pharmacy program and provider businesses are subject to licensing by the DEA as well as by the state boards of pharmacy, state health departments and other state agencies where they operate. The Company’s nurses must also obtain state licenses to provide teaching services and the hands-on nursing which the Company provides to some of its patients, and the Company’s pharmacists must obtain state licenses to dispense drugs. The Company’s pharmacists and nurses are licensed in those states where their activity requires it. Pharmacists and nurses must also comply with professional practice rules.

The Company engages in certain mixing or reconstituting activities at its pharmacies. Due to national concerns about the sterility of compounded pharmaceuticals meant for intravenous patient use, the United States Pharmacopeia, an expert pharmacy panel that develops drug standards, adopted a wide-sweeping regulation called USP Chapter 797 – Sterile Compounding in January 2004. All pharmacies that perform mixing and reconstitution of sterile pharmacy products will be expected to meet its requirements. This may increase costs as new equipment may be necessary as well as additional training and quality assurance methodology, and it may present opportunities as certain smaller pharmacies in the U.S. may decide that the cost and risk of complying with USP 797 are too great to continue their compounding activities. The Company has evaluated the requirements of USP 797 and put into place a plan to ensure compliance by all of the Company’s pharmacies. The Company should be in substantial compliance with USP 797 by the middle of 2005. The expected cost of additional training, environmental testing and equipment should not be material to the Company.

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

On April 29, 2002, the U. S. Supreme Court, reviewing a decision from the U.S. Court of Appeals for the Ninth Circuit, held the advertising and promotion provisions of Section 503A unconstitutional under the First Amendment. These advertising and promotion provisions themselves did not impact the Company. However, because the Court of Appeals had held that those provisions were not severable from the remainder of Section 503A, and because that issue had not been raised before the Supreme Court, the Court’s decision invalidated Section 503A as a whole. The FDA responded on June 7, 2002 by publishing a new Compliance Policy Guide, entitled “Sec. 460.200 Pharmacy Compounding” (the “Guide”). The Guide delineates between what the FDA will consider traditional pharmacy practice to be regulated by State Boards of Pharmacy, and what the FDA will consider manufacturing of drugs to be regulated by the FDA.

Since the Guide was published, the FDA has cited it in Warning Letters to other facilities engaging in pharmacy compounding. The Company believes, based on the Guide and these Warning Letters, that as long as it continues to adhere to what the Guide specifies as traditional pharmacy practice and not the manufacturing of drugs (including, but not limited to, compounding drugs only for identified individual patients using licensed pharmacy practitioners and bulk active ingredients that are components of FDA-approved drugs or otherwise in compliance with investigational regulations), the Company’s activities will be regulated under state pharmacy laws rather than under the Food, Drug and Cosmetic Act. However, there can be no assurance that future court decisions, legislation, rulemaking or other regulatory activity by the FDA concerning compounding activities of pharmacies will not have a material adverse effect on the Company’s business or results of operations.

State Pharmacy Regulation. The Company distributes pharmaceuticals to all 50 states. Many of the states into which the Company delivers pharmaceuticals and controlled substances have laws and regulations that require out-of-state pharmacies to register with that state’s board of pharmacy or similar regulatory body. The Company has registered in every state that requires registration for the services it provides. To the extent some of these states have specific requirements for out-of-state pharmacies that apply to the Company, the Company believes that it is in compliance with them. Also, some states have proposed laws to regulate on-line pharmacies, and the Company may be subject to this legislation if it is passed.

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

In part to address concerns regarding the anti-kickback statute, the federal government has promulgated regulations that provide exceptions, or “safe harbors”, for transactions that will be deemed not to violate the anti-kickback statute. In November 1999, final regulations were adopted to clarify these safe harbors and to provide additional safe harbors. Although the Company believes that it is not in violation of the anti-kickback statute, its operations do not fit within any of the existing safe harbors. Until 1997, there were no procedures for obtaining binding interpretations or advisory opinions from the Health and Human Services Office of the Inspector General (“OIG”) on the application of the federal anti-kickback statute to an arrangement or its qualification for a safe harbor upon which the Company can rely. However, the Social Security Act requires the Secretary of Health and Human Services to issue written advisory opinions regarding the applicability of certain aspects of the anti-kickback statute to specific existing or proposed arrangements. Advisory opinions are binding as to the Secretary and the party requesting the opinion. The Company does not intend to request any advisory opinion regarding the Company’s operations.

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

In January, 1998, the CMS published proposed regulations implementing Stark II. On January 4, 2001, CMS issued an Interim Final Rule with comment period implementing “Phase I” of the Stark II statute. Phase I addresses CMS’s interpretation of the basic self-referral prohibition, the statutory definitions, selected compensation arrangement exceptions and certain global exceptions to the prohibition, including the in-office ancillary services exception and the prepaid health plan exception. On July 26, 2004, the OIG issued final Phase II regulations addressing the remaining compensation arrangement exceptions, the ownership and investment interest exceptions, reporting requirements and sanctions. The Company believes it is in compliance with the Stark laws and does not anticipate any negative impact by the Phase II regulations on its operations.

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

Patient Confidentiality. Various federal and state laws establish minimum standards for the maintenance of medical records and the protection of patient health information. In the course of business, the Company maintains medical records for each patient to whom it dispenses pharmaceuticals. As a result, the Company is subject to one or more of these medical record and patient confidentiality laws. Of particular significance are the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) security and privacy regulations. The HIPAA security regulations, which establish certain standards for assuring the physical security and integrity of electronically maintained health information, were issued as a final rule on February 20, 2003. “Covered Entities” as defined in the final security rule, which includes the Company, must comply with the requirements of the final security rule by April 20, 2005. The Company expects that it will be in compliance with the security standards by the April 20, 2005 deadline. The HIPAA privacy regulations, which establish standards for protecting the confidentiality and privacy of health information in any form, were issued as a final rule on December 28, 2000. On August 17, 2002, the Department of Health issued an amended final rule modifying the privacy rule standards for protecting the confidentiality of health information. The Company has complied with the final privacy rule.

The HIPAA privacy regulations require that the Company make substantial changes to its policies, procedures, forms, employee training and information handling practices. The HIPAA security regulations require the Company to upgrade information systems hardware, software and procedures.

In addition, as part of the Administrative Simplification provision of HIPAA, final regulations were issued on August 17, 2000, governing electronic transactions involving health information. These regulations are commonly referred to as the Transactions Standards Rule. The Transactions Standards establish uniform standards to be utilized by Covered Entities in the electronic transmission of health information in connection with certain common health care financing transactions, such as health care claims. Under the Transactions Standards, any party transmitting or receiving health care transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. The Transactions Standards apply to the Company in connection with submitting and processing health care claims and also apply to many of the Company’s payors and its relationship with those payors.

The HIPAA regulations impose significant civil and criminal sanctions for violations of the rules and improper use or disclosure of patient information. The HIPAA regulations also impose criminal penalties for fraud against any health care benefit program, for theft or embezzlement involving health care and for false statements in connection with the payment of any health benefits. These HIPAA fraud and abuse provisions apply not only to federal programs, but also to private health benefit programs. The HIPAA regulations also broadened the authority of the OIG to exclude participants from federal health care programs. Although the Company does not know of any current violations of the fraud and abuse provisions of HIPAA, if the Company were found to be in violation of these provisions, the government could seek penalties against it, including exclusion from participation in government payor programs.

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

In 2004, the Company’s revenues from Medicare and Medicaid were approximately 2% and 3%, respectively, of the Company’s total revenues. Also, due to the reliance of office-based oncologists and renal dialysis clinics on Medicare and Medicaid reimbursement, changes in such governmental programs could have a material effect on the Company’s results of operations.

Because the Medicare program represents a substantial portion of the federal budget, Congress takes action in almost every legislative session to modify the Medicare program. In 2003, Congress passed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also known as the Medicare Modernization Act (“MMA”). The MMA created a new Medicare prescription drug benefit (beginning in 2006) and, more immediately, a prescription drug card program. On January 21, 2005, the Centers for Medicare & Medicaid Services (“CMS”) issued final rules implementing the portions of the MMA relating to the new prescription drug benefit.

In addition to these new programs, the MMA also made changes affecting payments for drugs under Medicare’s existing benefits. Principal among these latter changes was a modification in the method of calculating reimbursements for certain oncology, renal dialysis, and other drugs, from a system based on average wholesale price, or AWP, to one based on average sales price, or ASP. At least one Medicaid program has adopted, and the Company expects other Medicaid programs, some states and some private payors to adopt, those aspects of the MMA that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of ASP as the measure for determining reimbursement by Medicare and Medicaid programs for the drugs the Company sells could reduce revenue and gross margins and could materially affect the Company’s current AWP based reimbursement structure with its private payors.

The MMA also required the OIG to conduct studies on payments for renal dialysis drugs, and these studies could lead to additional, longer-term payment changes. Similarly, the MMA required the Secretary of Health and Human Services to conduct a demonstration project on reimbursement for dialysis services under which drugs now paid outside a composite rate would be “bundled” into a new type of prospective payment. The Secretary’s demonstration project could lead to additional, longer-term changes in payments for dialysis drugs. At this time, the effect of the MMA on the Company is unclear. Medicare reform will continue to be a focus of Congressional activity. Therefore, legislation or regulations may be enacted in the future that may significantly modify the end stage renal dialysis program or substantially reduce the amount paid for dialysis or oncology treatments. Further, statutes or regulations may be adopted which impose additional requirements in order for the Company’s customers to be eligible to participate in the federal and state payment programs. Such new legislation or regulations could adversely affect the Company’s business operations.

Additionally, the Balanced Budget Act of 1997 (the “Budget Act”), which was enacted in August 1997 and amended by the MMA, contained numerous provisions related to Medicare and Medicaid reimbursement. While very complicated, the general thrust of the provisions dealing with Medicare and Medicaid contained in the Budget Act is intended to significantly slow the growth in Medicare spending. The Budget Act contains changes to reimbursement rates for certain Medicare and Medicaid covered services, as well as certain limitations on the coverage of such services. Laws enacted subsequent to 1997 have affected the scope and reach of the Budget Act’s provisions. Although the Company’s revenues in 2004 included less than 6% direct reimbursement from Medicare and Medicaid, the Budget Act may affect the Company’s suppliers and customers, which in turn could have an adverse effect on the Company.

In addition, the Company expects that private payors will continue their efforts to contain or reduce healthcare costs through reductions in reimbursement rates or other cost-containment measures. The continuation of such efforts could have a material adverse effect on the Company’s financial condition and results of operations.

False Claims Act. A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the Federal False Claims Act, which prohibits the submission of a false claim or the making of a false record or statement in order to secure a reimbursement from a government-sponsored program. In recent years, the federal government has launched several initiatives aimed at uncovering practices that violate false claims or fraudulent billing laws. Claims under these laws may be brought either by the government or by private individuals on behalf of the government, through a “whistleblower” or “qui tam” action.

Network Access Legislation. A majority of states now have some form of legislation affecting a company’s ability to limit access to a pharmacy provider network or remove network providers. Such legislation may require plans or others to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation (“any willing provider” legislation), or may prohibit the removal of a provider from a network except in compliance with certain procedures (“due process” legislation) or may prohibit days’ supply limitations or co-payment differentials between mail and retail pharmacy providers. Many states have exceptions to the applicability of these statutes for managed care arrangements or other government benefit programs. As a dispensing pharmacy, however, such legislation benefits the Company, by ensuring the Company access to all networks in those states.

Plan Design Restrictions. Some states have legislation that prohibits a health plan sponsor from implementing certain restrictive design features. For example, some states have enacted “freedom of choice” legislation that entitles members of a plan to prescription drug benefits even if they use non-network pharmacies. Some states are implementing rules limiting formulary flexibility and preventing plans from changing their formularies during the plan year. Although the Company operates in these states, this legislation does not generally apply directly to the Company, but it may apply to some of its customers. If other states enact similar legislation, PBM’s may be less able to achieve economic benefits through disease treatment services and their services may be less attractive to customers.

Certificate of Need. Many states throughout the country have certificate of need laws. These laws require a healthcare provider wishing to add or expand a certain service or purchase certain equipment to obtain state approval based upon an unmet healthcare need. Integrity Healthcare, a division of the Company, has operations in three states with certificate of need laws: Kentucky, Tennessee and South Carolina. Integrity Healthcare presently has home health certificate of need approval in approximately eight counties in Kentucky, one-third of Tennessee, and none in South Carolina. Integrity has been able to provide the full range of home infusion services at all of its locations through obtaining certificates of need or through subcontracting.

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

While the Company believes that it is in substantial compliance with all existing laws and regulations stated above, such laws and regulations are subject to rapid change and often are uncertain in their application. As controversies continue to arise in the health care industry, federal and state regulation and enforcement priorities in this area may increase, the impact of which on the Company cannot be predicted. The Company can not assure you that it will not be subject to scrutiny or challenge under one or more of these laws or that any such challenge would not be successful. Any such challenge, whether or not successful, could have a material adverse effect on the Company’s business and results of operations.

Employees

At January 1, 2005, the Company had approximately 1,380 full-time equivalent employees. None of the Company’s employees is currently represented by a labor union or other labor organization. Approximately 18% of the employees are pharmacists or nurses. The Company believes that its relationship with its employees is good.

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

Any termination of, or adverse change in, our relationships with our key suppliers, or the loss of supply of one of our key products for any other reason, could have a material adverse effect on our business and results of operations. The Company’s two largest suppliers accounted for the following percentages of our total net sales in 2004 respectively: Ortho Biotech: 14%; and Amgen, Inc.: 10%. We have a single source of supply for many of our key products, including the products supplied by the Company’s two largest suppliers, each of which is the only manufacturer of those products. In addition, we have few long-term contracts with our suppliers. Our arrangements with most of our suppliers may be canceled by either party, without cause, on minimal notice. Many of these arrangements are not governed by written agreements.

We depend on reimbursements from third party payors and changes in reimbursement policies or efforts by payors to recoup payments already made could have an adverse effect on our revenues and results of operations.

The profitability of the Company depends in large part on reimbursement from third-party payors. In 2004, Aetna, Inc. accounted for approximately 7% of our net sales. In the future, most of these net sales will be made by our joint venture with Aetna, Aetna Specialty Pharmacy, LLC, which is an Aetna-branded specialty pharmacy operation and is currently owned 60% by the Company and 40% by Aetna. Aetna has an option to purchase the Company’s 60% interest beginning in 2008, subject to acceleration under certain circumstances. The loss of a payor relationship, or an adverse change in the financial condition of a payor, could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations. In recent years, competition for patients, efforts by traditional third-party payors to contain or reduce healthcare costs, and the increasing influence of managed care payors, such as health maintenance organizations, have resulted in reduced rates of reimbursement. If these trends continue, they could adversely affect our results of operations unless we can implement measures to offset the loss of revenues and decreased profitability. Our office-based and clinic customers seek reimbursement from third-party payors for the cost of pharmaceuticals and related medical supplies that we distribute. Changes in reimbursement policies of private and governmental third-party payors, including policies relating to the Medicare and Medicaid programs, could reduce the amounts reimbursed to these customers for our products and in turn, the amount these customers would be willing to pay for the products. Although our revenues in 2004 did not include significant amounts of reimbursement from Medicare and Medicaid, changes in those reimbursement policies affect our customers, which in turn could have an adverse effect on us.

Third-party payors also have contractual rights to audit our books and records to determine if they have overpaid us. If an audit would find that we received overpayments, we could be required, under the terms of our contractual relationship, to reimburse the payor. Subject to the outcome of the audit, we could be required to make a significant payment in order to satisfy our alleged contractual obligations. If payors seek to recoup payments already made to us, it could have a material adverse effect on us.

The loss of one or more of our larger customers could hurt our business by reducing our revenues and profitability.

As is customary in our industry, we generally do not have long-term contracts with our customers. Significant declines in the level of purchases by one or more of our larger customers or the loss of one of these customers through industry consolidation could have a material adverse effect on our business and results of operations. Also, an adverse change in the financial condition of any of these customers, including an adverse change as a result of a change in governmental or private reimbursement programs, could have a material adverse effect on our business, financial condition or results of operations. We have contracts with group purchasing organizations for physicians’ offices under which we are a recommended supplier of biopharmaceuticals. Failure to renew these contracts could cause a reduction in our sales through the loss of sales to members who determine not to purchase from us on their own, which could result in a material adverse effect on our business and results of operations.

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

Our failure to maintain and expand relationships with payors, who can effectively determine the pharmacy source for their members, could materially adversely affect our competitive position.

Consolidation in our industry could affect our ability to serve patients.

Medco Health Solutions, Inc., one of the largest pharmacy benefit managers, or PBM’s, entered into a definitive agreement to acquire Accredo Health, Incorporated (one of our largest competitors) on February 22, 2005, which combination will create the nation’s largest specialty pharmacy business. In addition, Caremark Rx, Inc. and AdvancePCS recently combined to form the nation’s second largest PBM, processing drug claims for about 95 million individuals with about 600 million prescriptions filled per year. Express Scripts, Inc., which provides PBM services to over 50 million members, acquired Curascripts, another specialty pharmacy competitor, on January 30, 2004. All of these PBM’s are our customers and competitors. We also expect there will be further consolidation among specialty pharmacy providers. Such events could materially and adversely affect our financial condition and results of operations.

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

In addition to the above risks, future acquisitions may result in the dilution of earnings and the amortization of goodwill and intangible assets, any of which could have a material adverse effect on our business, financial condition or results of operations.

We may need additional capital to finance our growth and capital requirements, which could prevent us from fully pursuing our growth strategy.

In order to implement our growth strategy, we will need substantial capital resources and will incur, from time to time, short- and/or long-term indebtedness, the terms of which will depend on market and other conditions. We cannot be certain that existing or additional financing will be available to us on acceptable terms, if at all. As a result, we could be unable to fully pursue our growth strategy. Further, additional financing may involve the issuance of equity or debt securities that would reduce the percentage ownership of our then current shareholders.

We could be adversely affected by an impairment of the significant amount of goodwill and other intangibles on our financial statements.

Our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the tangible net assets acquired was less than the purchase price. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill as a charge to our earnings. As of January 1, 2005, we had goodwill of approximately $155 million, or 23% of total assets and 39% of shareholders’ equity.

Since our growth strategy may involve the acquisition of other companies, we may record additional goodwill in the future. The possible write-off of this goodwill could negatively impact our future earnings. We will also be required to allocate a portion of the purchase price of any acquisition to the value of non-competition agreements, patient base and contracts that are acquired. The amount allocated to these items could be amortized over a fairly short period. As a result, our earnings and the market price of our common stock could be negatively impacted.

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

In November 2004, the Company received a subpoena from the U.S. Department of Justice (the “DOJ”) requiring the Company to provide the DOJ with certain information regarding the promotion and marketing of Actimmune, a product manufactured by InterMune, Inc. The Company believes that the materials sought by the DOJ are part of an ongoing investigation being conducted by the United States Attorney’s Office for the Northern District of California. The Company is fully cooperating with the DOJ, however should the DOJ find that the Company acted improperly, it could subject the Company to fines and/or sanctions, which could have a material adverse effect on the Company’s business or financial condition. In addition, if the ongoing investigation by the DOJ were to result in decreased off-label prescriptions and orders for Actimmune from the Company, it could have an adverse effect on the Company’s results of operations.

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

Our business could be harmed by changes in Medicare or Medicaid.

Changes in Medicare, Medicaid or similar government health benefit programs or the amounts paid by those programs for our services may adversely affect our earnings. Such programs are highly regulated and subject to substantial changes and cost containment measures. In recent years, changes in these programs have modified payments to providers both positively and negatively. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, is having a significant impact on the U.S. drug delivery system and, correspondingly, on our business. The MMA expands drug benefits for Medicare beneficiaries and changes drug pricing methodologies resulting in both increases and decreases in drug payments. The MMA changes Medicare’s payment methodology over the next three years from a system based on average wholesale price, or AWP, to one based on average sales price, or ASP, and provided for Medicare rate reductions that were effective January 1, 2004. Although the MMA impacted the Company in 2004, we expect potential additional impact in 2005, 2006 and thereafter, but the effect of which is not readily ascertainable at this time. We expect that the effect of the MMA will be to reduce prices and margins on some of the drugs that we distribute.

At least one Medicaid program has adopted, and we expect other Medicaid programs, some states and some commercial payors to adopt, those aspects of the MMA that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of ASP as the measure for determining reimbursement by state Medicaid programs for the drugs we sell could materially reduce our revenue and gross margins.

In order to deal with budget shortfalls, some states are attempting to create state administered prescription drug discount plans, to limit the number of prescriptions per person that are covered, and to raise Medicaid co-pays and deductibles, and are proposing more restrictive formularies and reductions in pharmacy reimbursement rates. Any reductions in amounts reimbursable by other government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

Changes in average wholesale prices could reduce our pricing and margins.

Many government payors, including Medicare and Medicaid, have paid, or continue to pay, us directly or indirectly at a percentage off a drug’s AWP. We have also contracted with a number of private payors to sell drugs at AWP or at a percentage off AWP. AWP for most drugs is compiled and published by several private companies, including First DataBank, Inc. Several states have filed lawsuits against pharmaceutical manufacturers for allegedly inflating reported AWP for prescription drugs. In addition, class action lawsuits have been brought by consumers against pharmaceutical manufacturers alleging overstatement of AWP. We are not responsible for such calculations, reports or payments; however, there can be no assurance that our ability to negotiate discounts from drug manufacturers will not be materially adversely affected by such investigations or lawsuits.

The federal government has also entered into settlement agreements with several drug manufacturers relating to the calculation and reporting of AWP pursuant to which the drug manufacturers, among other things, have agreed to report new pricing information, the “average sales price”, to government healthcare programs. The average sales price is calculated differently than AWP.

The recently enacted MMA changes the way the federal government pays for certain Part B drugs. While the majority of our revenue is reimbursed by private payors, as the ASP methodology of reimbursement is implemented, it may affect our current AWP based reimbursement structure with our private payors.

While we cannot predict the eventual results of these law changes, government proposals, investigations, or lawsuits, the effect of the MMA has been and will be to reduce prices and margins on some of the drugs that we distribute. If government payors or private payors revise their pricing based on new methods of calculating the AWP for drugs we handle or implement reimbursement methodology based on some value other than AWP, this could have a material adverse effect on our business, financial condition and results of operation, including reducing the pricing and margins on certain of our products.

Our business would be harmed if the biopharmaceutical industry reduces research, development and production of the types of drugs that are compatible with the services we provide.

Our business is highly dependent on continued research, development, manufacturing and marketing expenditures of biopharmaceutical companies, and the ability of those companies to develop, supply and generate demand for drugs that are compatible with the services we provide. Our business would be materially and adversely affected if those companies stopped outsourcing the services we provide or failed to support existing drugs or to develop new drugs. Our business could also be harmed if there is any supply shortage, drug recall or adverse drug reaction, decline in product research, marketing or development, inability on the part of drug companies to finance product development because of capital shortages, change in the FDA approval process, or governmental or private initiative that would alter how drug manufacturers, health care providers or pharmacies promote or sell products and services.

A disruption in our operations could hurt our relations with our customers.

We depend upon our contractors and vendors and on our pharmacies and other facilities for the continued operation of our business of distributing biopharmaceutical products. In addition, our success depends, in part, upon our telephone sales and direct marketing efforts and our ability to provide prompt, accurate and complete service to our customers on a price-competitive basis. Natural disasters or other catastrophic events, including hurricanes, other severe weather, terrorist attacks, power interruptions and fires, could disrupt our operations and our ability to deliver our products, as well as the operations of our contractors and vendors. For example, during 2004 there were four hurricanes that impacted Central Florida and the ability of individuals and common carriers to work on certain days. In the event we experience a temporary or permanent interruption in our ability to deliver our services or products, including at our corporate headquarters building, our revenues could be reduced and our business could be materially adversely affected. In addition, any continuing disruption in either our computer system or our telephone system could adversely affect our ability to receive and process customer orders and ship products on a timely basis, and could adversely affect our relations with our customers, potentially resulting in reduction in orders from customers or loss of customers. We do not carry business interruption insurance.

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

Our debt may limit our future financial flexibility.

In February 2004, we entered into a new unsecured revolving credit facility, which provides up to $150.0 million of indebtedness. At January 1, 2005, we had an outstanding principal balance of $40.0 million and an outstanding interest payable balance of $290,000. A portion of our cash flow from operations will be dedicated to the payment of principal on the debt and will not be available for other purposes such as capital expenditures, research and development efforts and other expenses. The current level of our debt will have several important effects on our future operations, including, among others:

•	our debt covenants will require us to meet financial tests, and impose other limitations that may limit our flexibility in planning for and reacting to changes in our business and the industries in which we operate, including possible acquisition opportunities;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;

•	failure to meet our debt covenants could result in acceleration of the debt or an increase in the interest rate or administrative fees associated with our debt;

•	we may be at a competitive disadvantage to similar companies that have less debt; and

•	we may be more vulnerable to adverse economic and industry conditions.

Our quarterly financial results may fluctuate, which may cause our stock price to decline.

Our results of operations may fluctuate on a quarterly basis, which could adversely affect the market price of our common stock. Our quarterly results may fluctuate as a result of a variety of factors, including, among others:

•	lower prices paid by Medicare or Medicaid for the drugs that we sell, including lower prices resulting from the MMA and other state and federal legislation and revisions in pricing methods, or the method of establishing AWP or ASP;

•	below-expected sales or delayed launch of a new drug or increases in our operating expenses in anticipation of the launch of a new drug;

•	price and term adjustments with our drug suppliers;

•	product shortages or an oversupply of product;

•	inaccuracies in our estimates of the costs of ongoing programs;

•	the timing and integration of our acquisitions;

•	changes in our estimates used to prepare our financial statements;

•	effectiveness of our sales force;

•	the annual renewal of deductibles and co-payment requirements that affect patient ordering patterns and physician prescribing patterns; and

•	general political and economic conditions, including interest rate fluctuations.

The market price of our common stock may experience substantial fluctuations for reasons over which we have little control.

Our common stock is traded on the Nasdaq National Market System. The market price of our common stock could fluctuate substantially based on a variety of factors, including, among others:

•	fluctuations in our quarterly results;

•	announcements concerning us, our competitors, the drug manufacturers with whom we have relationships or the health care market;

•	overall volatility of the stock market;

•	changes in government regulations;

•	changes in the financial estimates we provide to the market or estimates by analysts; and

•	loss of key executives.

Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in our results of operations and general economic, political and market conditions, may adversely affect the market price of our common stock.

Anti-takeover provisions in our organizational documents and under Indiana law make any change in control of us more difficult, may discourage bids at a premium over the market price and may adversely affect the market price of our common stock.

Our Restated Articles of Incorporation and By-Laws contain provisions that may have the effect of delaying, deferring or preventing a change in control of us, may discourage bids at a premium over the market price of our common stock and may adversely affect the market price of our common stock, and the voting and other rights of the holders of our common stock. These provisions include:

•	the division of our board of directors into three classes serving staggered three-year terms;

•	removal of directors only for cause and only upon a 66 2/3% shareholder vote;

•	the ability to issue additional shares of our common stock without shareholders’ approval; and

•	advance notice requirements for raising business or making nominations at shareholders’ meetings.

The Indiana corporation law contains business combination provisions that, in general, prohibit for five years any business combination with a beneficial owner of 10% or more of our common stock unless the holder’s acquisition of the stock was approved in advance by our board of directors. The Indiana corporation law also contains control share acquisition provisions that limit the ability of certain shareholders to vote their shares unless their control share acquisition was approved in advance.

Failure to maintain effective internal control over financial reporting could result in a loss of investor confidence in the Company’s financial reports and have a material adverse effect on the Company’s stock price.

The Company must continue to document, test and evaluate its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual reports by management regarding the effectiveness of the Company’s internal control over financial reporting and a report by the Company’s independent registered certified public accounting firm attesting to management’s assessment and the effectiveness of the internal control. The Company has, and expects that it will continue to, expend significant management time and resources documenting and testing the Company’s internal control over financial reporting. While management’s evaluation as of January 1, 2005 resulted in the conclusion that the Company’s internal control over financial reporting was effective as of that date, the Company cannot predict the outcome of testing in future periods. If the Company concludes in future periods that its internal control over financial reporting is not effective, or if the Company’s independent registered certified public accounting firm is not able to render the required attestations, it could result in lost investor confidence in the accuracy, reliability and completeness of the Company’s financial reports. Any such events could have a material adverse effect on the Company’s stock price.

ITEM 2. PROPERTIES.

The Company’s main facilities are as follows:

Description	Location	Square Feet	Lease Expiration
Headquarters and specialty pharmacy	Lake Mary, FL	121,500	June 2011
Specialty pharmacy and administrative office	Orlando, FL	63,300	June 2012
Specialty pharmacy and administrative office	New Castle, DE	10,200	April 2007
Specialty pharmacy and administrative office	Oldsmar, FL	10,500	October 2007
Specialty pharmacy and administrative office	New York, NY	5,700	March 2005
Specialty pharmacy and administrative office	Monrovia, CA	12,200	November 2008
Specialty pharmacy and administrative office	Byfield, MA	48,000	May 2014
Specialty pharmacy and administrative office	Louisville, KY	22,500	March 2006
Specialty pharmacy and administrative office	Marietta, GA	8,900	January 2008
Administrative office	Braintree, MA	13,800	April 2008
Distribution center	Grove City, OH	43,500	December 2007
Distribution center	Grove City, OH	84,000	July 2008
Distribution center	Sparks, NV	32,000	November 2005

The Company’s specialty pharmacies and distribution centers have been constructed or adapted to the Company’s specifications for climate control, alarm systems and, where required, segregated security areas for controlled substances.

The Company has the ability and intention to renew the leases which expire in 2005. Overall, the Company believes that its facilities are suitable and adequate for its current needs, and for projected internal growth through at least the end of 2005.

ITEM 3. LEGAL PROCEEDINGS.

In November 2004, the Company received a subpoena from the U.S. Department of Justice (the “DOJ”) requiring the Company to provide the DOJ with certain information regarding the promotion and marketing of Actimmune, a product manufactured by InterMune, Inc. The Company believes that the materials sought by the DOJ are part of an ongoing investigation being conducted by the United States Attorney’s Office for the Northern District of California. The Company is fully cooperating with the DOJ, however should the DOJ find that the Company acted improperly, it could subject the Company to fines and/or sanctions, which could have a material adverse effect on the Company’s business or financial condition.

The Company is also subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is expected to be material to the Company’s results of operations, financial condition or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Company

Name	Age	Position
William E. Bindley	64	Chairman of the Board

Robert L. Myers	59	Vice Chairman of the Board

Steven D. Cosler	49	President, Chief Executive Officer and Director

Tracy R. Nolan	48	Executive Vice President and Chief Operating Officer

Rebecca M. Shanahan	51	Executive Vice President—Administration, General Counsel and Secretary

Guy F. Bryant	46	Executive Vice President—Distribution Services

Kim K. Rondeau	48	Executive Vice President—Specialty Pharmacy Sales and Marketing

Stephen M. Saft	34	Senior Vice President, Chief Financial Officer and Treasurer

William E. Bindley is also the Chairman of the Board of Bindley Capital Partners, LLC, a private equity investment company. He was the Chairman of the Board, Chief Executive Officer and President of BWI since founding BWI in 1968 until BWI was acquired by Cardinal Health, Inc. in February 2001. He was a director of Cardinal Health, Inc. from February 2001 until February 2003. He is also a director of Shoe Carnival, Inc., a shoe retailer, and Kite Realty Group Trust, a real estate company. Mr. Bindley was the Chief Executive Officer of the Company from July 1994 until May 1997 and the President of the Company from May 1996 until July 1996. He has served as a director of the Company since June 1994.

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

Tracy R. Nolan has been Executive Vice President and Chief Operating Officer since March 2004. From November 2002 to March 2004, he was employed by Wellpoint Pharmacy Management, a business unit of Wellpoint Health Networks. During such time, Mr. Nolan held the position of Vice President of Operations and Customer Service. From May 1999 to November 2002, Mr. Nolan worked in the e commerce online retail industry and the logistics industry. From August 1998 to May 1999, he was employed by drugstore.com, an e commerce online pharmacy. During such time, Mr. Nolan held the position of Vice President of Operations, Pharmacy and Customer Service. From November 1995 to August 1998, he was employed by Medco Health Solutions, a pharmacy benefit management company. During such time, Mr. Nolan held the position of Vice President and General Manager. Mr. Nolan is also a fourteen year veteran of Federal Express Corporation. Mr. Nolan’s last position held at Federal Express was Managing Director of Field Operations.

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

Stephen M. Saft has been Senior Vice President, Chief Financial Officer and Treasurer since January 2002. From August 2001 to January 2002, he was Vice President of Finance. From February 2001 to August 2001, he was employed by Deloitte & Touche, an international accounting firm. During such time, Mr. Saft was a senior manager in the National Health Care and Life Science Practice. From September 1994 to February 2001, he was employed by PricewaterhouseCoopers LLP, an international accounting firm, with his latest position being an assurance and business advisory services manager. Mr. Saft is a Certified Public Accountant.

The above information includes business experience during the past five years for each of the Company’s executive officers. Executive officers of the Company serve at the discretion of the Board of Directors. There is no family relationship between any of the Directors or executive officers of the Company.

(Pursuant to General Instruction G(3) of Form 10-K, the foregoing information regarding executive officers, as of March 1, 2005, is included as an unnumbered Item in Part I of this Annual Report in lieu of being included in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Prices

The Company’s Class B Common Stock trades on The Nasdaq Stock Market (“Nasdaq”) under the symbol PHCC. The prices set forth below reflect the high and low sales prices for the Company’s Class B Common Stock as reported by Nasdaq for each fiscal quarter in the years ended January 3, 2004 and January 1, 2005. As of March 1, 2005, there were 92 holders of record of the Company’s Class B Common Stock.

	High	Low
2003:
First Quarter	$26.88	$19.64
Second Quarter	27.80	17.54
Third Quarter	23.70	17.81
Fourth Quarter	25.00	19.35

2004:
First Quarter	$26.80	$18.85
Second Quarter	25.01	19.52
Third Quarter	24.68	19.95
Fourth Quarter	22.37	17.66

The Company’s Class A Common Stock is not listed for trading. However, because the Class A Common Stock is automatically converted into Class B Common Stock upon transfer (except in limited circumstances), the Class A Common Stock is freely tradable except by affiliates of the Company. As of March 1, 2005, there were 544 holders of record of the Company’s Class A Common Stock.

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

(a)	On April 15, 2004, the Company issued 9,469 shares of Class B Common Stock to the former owners of InfuRx in connection with its acquisition.

(b)	On May 17, 2004, the Company issued 1,875 shares of Class B Common Stock to its five non-employee Directors as the stock portion of their annual retainer.

(c)	On July 6, 2004, the Company issued 221,358 shares of Class B Common Stock to the former owners of Integrity in connection with its acquisition.

(d)	On October 29, 2004, the Company issued 8,975 shares of Class B Common Stock to the former owners of InfuRx in connection with its acquisition.

The transactions described in paragraphs (a) to (d) above were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Class B Common Stock Purchased	Average Price Paid per Share of Class B Common Stock	Total Number of Shares of Class B Common Stock Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares of Class B Common Stock that May Yet Be Purchased Under the Program (1)
October 3, 2004 - November 2, 2004	0	$—	0	2,000,000
November 3, 2004 - December 2, 2004	0	—	0	2,000,000
December 3, 2004 - January 1, 2005	0	—	0	2,000,000

Total	0	$—	0

(1)	On July 17, 2003, the Company’s Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s outstanding shares of Class B Common Stock. The purchases were approved through July 16, 2004. From July 17, 2003 to July 3, 2004, 454,100 shares were purchased in the open market at an average price of $19.81 and were included in treasury stock. From July 4, 2004 to July 16, 2004 no shares were purchased. On October 27, 2004, the Company’s Board of Directors approved the purchase of up to 2,000,000 shares of the Company’s outstanding shares of Class B Common Stock. This new stock repurchase program will expire on October 31, 2005.

Equity Compensation Plans

The information required by this Item concerning securities authorized for issuance under the Company’s equity compensation plans is set forth in or incorporated by reference into Part III, Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

Through January 1, 2005, several acquisitions were made by Priority Healthcare Corporation. See “Item 1. Business—Acquisitions” for a description of acquisitions completed since 2000. These acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired entities are included in our financial statements from their respective dates of acquisition. As a result, period-to-period comparisons of financial position and results of operations are not necessarily meaningful. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this report.

	Year ended
	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000
	(000’s omitted, except share and per share data)
Statement of Earnings Data:
Net sales	$1,739,618	$1,461,811	$1,200,391	$805,120	$584,657
Cost of products sold	1,546,727	1,299,948	1,063,181	712,971	514,360
Gross profit	192,891	161,863	137,210	92,149	70,297
Selling, general and administrative expense	108,197	77,932	64,959	48,349	31,313
Impairment of fixed asset	—	—	2,386	—	—
Restructuring charge	1,317	—	—	—	—
Depreciation and amortization	6,591	4,273	2,760	3,400	1,335
Earnings from operations	76,786	79,658	67,105	40,400	37,649
Impairment of investment	—	—	—	(2,019)	—
Third party payor settlement	(4,401)	—	—	—	—
Minority interest	(212)	—	—	—	—
Interest expense	(1,060)	—	—	—	—
Interest income	707	1,302	2,632	5,972	6,920
Earnings before income taxes	71,820	80,960	69,737	44,353	44,569
Provision for income taxes	27,194	30,360	26,151	16,633	16,490
Net earnings	$44,626	$50,600	$43,586	$27,720	$28,079

Earning per share :
Basic	$1.03	$1.17	$1.00	$.64	$.66
Diluted	$1.01	$1.15	$.98	$.62	$.65
Weighted average shares outstanding :
Basic	43,438,475	43,362,614	43,699,208	43,542,518	42,254,841
Diluted	44,023,741	43,930,042	44,384,665	44,555,586	43,096,956

Dividends	—	—	—	—	—

	January 1, 2005	January 3, 2004	December 28, 2002	December 29, 2001	December 30, 2000
Balance Sheet Data:
Working capital	$215,392	$208,439	$185,434	$188,680	$194,724
Total assets	669,393	514,009	484,862	396,016	297,101
Long-term obligations	—	—	—	—	—
Total liabilities	250,879	171,100	190,435	141,676	86,498
Minority interest	23,212	—	—	—	—
Shareholders’ equity	395,302	342,909	294,427	254,340	210,603

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

Priority is a national specialty pharmacy and distributor that provides biopharmaceuticals, complex therapies and related disease treatment programs and services to individuals with chronic diseases. Priority fills individual patient prescriptions, primarily for self-administered biopharmaceuticals. These patient-specific prescriptions are filled at 32 licensed pharmacies in 17 states and are primarily shipped directly to the patient overnight in specialized packages. We also provide disease treatment programs for hepatitis, cancer, infertility, hemophilia, human growth hormone deficiency, rheumatoid arthritis, Crohn’s disease, infertility, pulmonary hypertension, pain management, multiple sclerosis, sinusitis, age-related macular degeneration, idiopathic pulmonary fibrosis, immune deficiencies, psoriasis, cystic fibrosis, and others.

We also sell over 5,000 SKUs of specialty pharmaceuticals and medical supplies to office-based physicians in oncology and other specialty markets and to outpatient renal care centers. Priority offers value-added services to meet the specific needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures, offering automated order entry services and offering customized distribution for group accounts. From distribution centers in Sparks, Nevada and Grove City, Ohio, we service over 7,000 customers in all 50 states, including office-based oncologists, renal dialysis clinics, ambulatory surgery centers and primary care physicians.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1 of the Consolidated Financial Statements included in this report. The items in our financial statements that we believe are the most dependent on the applications of significant estimates and judgments are as follows:

Revenue Recognition - Revenues are recognized at the point of shipment for those sales when the risk of loss passes at the point of shipment and upon receipt for those sales when the risk of loss passes at the point of receipt as products are shipped to unaffiliated customers with appropriate provisions recorded for estimated discounts and contractual allowances. Discounts and contractual allowances are estimated based on historical collections over a recent period for the sales that are recorded at gross charges. The percentage is applied to the applicable accounts receivable balance that contains gross charges for each period. Any differences between our estimates and actual collections are reflected in operations in the year payment is received. Differences may result in the amount and timing of our revenues for any period if actual performance varies from our estimates. Allowances for returns are estimated based on historical return trends. Financing charge revenues are recognized when received.

Receivables - Receivables are presented net of the allowance for doubtful accounts and contractual allowances. Receivables include trade and patient account receivables. We regularly review and analyze the adequacy of these allowances after considering the age of each outstanding receivable and the collection history. The allowance for doubtful accounts and contractual allowances are based on these analyses. Although doubtful accounts and contractual allowances have historically been within expectations and allowances established, there is no guarantee that we will continue to experience the same credit loss rates that we have in the past. See “Financial Statement Schedule II – Valuation and Qualifying Accounts and Reserves.”

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

Pursuant to SFAS No. 142, we perform an annual goodwill impairment review, as defined in Note 6, “Intangibles” to the Consolidated Financial Statements included in this report, or when events or changes in circumstances indicate the carrying value may not be recoverable. In assessing the recoverability of our goodwill and intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of an asset could vary, depending upon the estimating method employed, as well as assumptions made. This may result in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense. An impairment charge would reduce operating income in the period it was determined that the charge was needed. As a result of the January 1, 2005 impairment testing, no impairment adjustments were deemed necessary.

Variable Interest Entities - In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. A Variable Interest Entity (“VIE”) does not share economic risk and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. We have applied the consolidation or disclosure requirements of this interpretation. We have determined that our joint venture, Aetna Specialty Pharmacy, LLC, should be consolidated under the provisions of FIN 46. Since its inception in August 2004, the results of operations of the joint venture have not been material.

Income Taxes - We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in our financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction.

Results of Operations

2004 Compared to 2003

Net Sales. Net sales increased to $1.74 billion in 2004 from $1.46 billion in 2003, an increase of 19%. The growth primarily reflected the addition of new customers, new product introductions and additional sales to existing customers, which in total represented an increase of approximately 13%, the acquisitions of HealthBridge and Integrity, which represented an increase of approximately 2% and inflationary price increases which represented an increase of approximately 4%. Note that fiscal 2003 had one extra week of operations.

Gross Profit. Gross profit increased to $192.9 million in 2004 from $161.9 million in 2003, an increase of 19%. The increase in gross profit reflected increased sales. Gross profit as a percentage of net sales stayed the same at 11.1% in 2004 and 2003. The reason gross profit as a percentage of net sales stayed the same in 2004 compared to 2003 is because the increase from selling higher margin HealthBridge services and Integrity products was netted with the contraction on gross profit related to oncology distribution products and the change in sales mix, as lower margin products experienced increased sales. Competition continues to exert pressure on margins.

Selling, General and Administrative Expense. Selling, general and administrative, or SGA, expense increased to $108.2 million in 2004 from $77.9 million in 2003, an increase of 39%. SGA expense as a percentage of net sales increased to 6.2% in 2004 from 5.3% in 2003. The increase in SGA expense reflected the growth in our business, costs related to new business relationships with drug manufacturers, increased costs attributable to providing more clinically oriented services, costs related to our Sarbanes-Oxley Section 404 internal control project, incremental costs of running multiple information systems as we prepare to bring the remaining modules of our new enterprise wide information technology system live, a charge for the write off of certain receivables, and premium increases for health, property and liability insurance, which in total represented approximately $8.7 million of the increase. $21.6 million of the increase related to acquisitions and new joint ventures. The increase in SGA expense as a percentage of net sales resulted from costs related to new business relationships with drug manufacturers, increased costs attributable to providing more clinically oriented services, costs related to our Sarbanes-Oxley Section 404 internal control project, incremental costs of running multiple information systems as we prepare to bring the remaining modules of our new enterprise wide information technology system live, a charge for the write off of certain receivables, premium increases for health, property and liability insurance, and costs related to acquisitions and new joint ventures. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

Restructuring Charge. The restructuring charge of $1.3 million in 2004 related to facility consolidation and certain employee and lease termination costs. We consolidated our Carpinteria, CA location into our Monrovia, CA location and eliminated certain employee positions, which included some at the Lake Mary, FL location.

Depreciation and Amortization. Depreciation and amortization, or D&A, increased to $6.6 million in 2004 from $4.3 million in 2003, an increase of 54%. The increase in D&A was primarily the result of depreciation on newly acquired computer hardware and software, furniture and equipment, transportation equipment, telephone equipment and leasehold improvements and amortization of intangible assets related to the acquisitions of HealthBridge and Integrity.

Third Party Payor Settlement. Third party payor settlement was $4.4 million in 2004. The amount is related to resolving a dispute with a third party payor who claimed we were not in compliance with certain provisions of their payor contract.

Interest Expense. Interest expense was $1.1 million in 2004. In 2004 we paid an average rate of 2.55%, plus amortization of the line of credit origination costs, on an average line of credit balance of $23.1 million. In 2004 the interest expense was primarily related to our line of credit.

Interest Income. Interest income decreased to $707,000 in 2004 from $1.3 million in 2003, a decrease of 46%. In 2004, we earned an average of 1.14% on an average invested balance of $62.4 million. In 2003, we earned an average of 1.78% on an average invested balance of $73.2 million. The decrease in interest income was due to the lower average invested balances and lower interest rates earned. In 2004 and 2003, the interest income was primarily related to investing cash and funds received from operations in overnight repurchase agreements with major financial institutions and in marketable securities.

Income Taxes. The provision for income taxes in 2004 and 2003 represented 37.9% and 37.5%, respectively, of earnings before income taxes.

2003 Compared to 2002

Net Sales. Net sales increased to $1.46 billion in 2003 from $1.20 billion in 2002, an increase of 22%. The growth primarily reflected the addition of new customers, new product introductions, additional sales to existing customers, which in total represented an increase of approximately 15%, the acquisitions of HOSS effective March 11, 2002 and Sinus effective September 11, 2003, which represented an increase of approximately 1%, inflationary price increases, which represented an increase of approximately 4%, and the extra week of operations in fiscal 2003 which represented an increase of approximately 2%.

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

Interest Income. Interest income decreased to $1.3 million in 2003 from $2.6 million in 2002, a decrease of 50%. In 2003, we earned an average of 1.78% on an average invested balance of $73.2 million. In 2002, we earned an average of 2.50% on an average invested balance of $105.1 million. The decrease in interest income was due to the lower average invested balances and lower interest rates earned. In 2003 and 2002, the interest income was primarily related to amounts earned by investing cash and funds received from operations, the secondary public offering of our Class B Common Stock and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

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

On January 1, 2005, we had cash and cash equivalents of $45.5 million, marketable securities of $17.3 million and working capital of $215.4 million. On February 5, 2004, we entered into, and on February 27, 2004, we amended, an agreement with Suntrust Bank, as administrative agent, for an unsecured three year revolving credit facility for up to $150 million. We intend to use the available proceeds to fund acquisitions, repurchase shares of our Class B Common Stock, provide for working capital and capital expenditures, and for other general corporate purposes. The revolving credit facility requires us, among other things, to maintain a minimum consolidated net worth, a minimum interest coverage ratio and limits our leverage ratio. We were in compliance with these covenants as of January 1, 2005. On January 1, 2005, the principal amount outstanding under this facility was $40.0 million. We believe that cash and cash equivalents, marketable securities, working capital, our revolving credit facility and cash from operations will be sufficient to meet our working capital needs for at least one year.

Net Cash Provided by Operating Activities. Our operations generated $24.2 million in cash during 2004. Receivables, net of acquisitions, increased $64.4 million, primarily to support the increase in sales and due to the extension of credit terms to meet competitive conditions. Finished goods inventory, net of acquisitions, decreased $7.7 million, partly due our concerted effort to closely monitor inventory and maintain it at an optimal level and partly due to our taking advantage of purchasing opportunities during the fourth quarter of 2003 for certain inventory items that were sold during 2004. The $13.8 million increase in accounts payable, net of acquisitions, was attributable to the timing of purchases and payments and credit terms negotiated with vendors. Other current assets and liabilities, net of acquisitions, increased cash by $5.1 million, primarily due to an increase in income taxes payable, accrued expenses and a restructuring charge accrual. We anticipate that our operations may require cash to fund our growth.

Net Cash Used by Investing Activities. In 2004, we purchased $2.0 million of marketable securities. Capital expenditures during 2004 totaled $18.1 million. These purchases were primarily for our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. We expect that capital expenditures during 2005 will be approximately $21 to $25 million. The 2005 capital expenditures include items related to the new joint venture with Aetna. See the $23 million Aetna contribution to the new joint venture in financing activities below. We anticipate that the other expenditures will relate primarily to our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. In 2004, other assets increased $16.0 million due to increasing our deposit with our wholesaler. In 2004, other assets increased $1.9 million due to making additional investments in Burrill Life Sciences Capital Fund, L.P. and our new joint venture with Aetna. In 2004, we paid $39.6 million for the acquisition of certain assets of Partners In Care, the acquisition of the stock of HealthBridge, the acquisition of the stock of Integrity and the 2001 acquisition of InfuRx because InfuRx achieved certain predetermined financial results during the year ended January 3, 2004.

Net Cash Provided by Financing Activities. In 2004, we received proceeds of $1.4 million from stock option exercises and $252,000 from the employee stock purchase plan. Also in 2004, we purchased treasury stock for $1.3 million, borrowed $65.3 million on our line of credit, made repayments of $37.4 million on our line of credit and received $23.0 million from Aetna for their contribution to the new joint venture.

Inflation

Our consolidated financial statements are prepared on the basis of historical costs and are not intended to reflect changes in the relative purchasing power of the dollar. Because of our ability to take advantage of forward purchasing opportunities, we believe that our gross profits generally increase as a result of manufacturers’ price increases in the products we distribute. Gross profits may decline if the rate of price increases by manufacturers declines.

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

Contractual Obligations

The following table sets forth the specified contractual obligations as of January 1, 2005:

	Payments due by period (000’s omitted)
	Total	2005	2006	2007	2008	2009	Beyond 2009
Line of credit obligation	$40,290	$40,290	$—	$—	$—	$—	$—
Operating lease obligations	$21,526	$3,876	$3,843	$3,616	$2,738	$2,118	$5,335

We also have an additional commitment of $3.3 million related to our investment in Burrill Life Sciences Capital Fund, L.P. The additional commitment is due at various times depending on the growth of Burrill and upon final funding we are expected to own less than 3% of Burrill.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. A Variable Interest Entity (“VIE”) does not share economic risk and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. We have applied the consolidation or disclosure requirements of this interpretation. We have determined that our joint venture, Aetna Specialty Pharmacy, LLC, should be consolidated under the provisions of FIN 46. Since its inception in August 2004, the results of operations of the joint venture have not been material.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104, which was effective upon issuance, updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins and revises or rescinds portions of the interpretative guidance included in SAB 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the incorporation of certain sections of the staff’s Frequently Asked Question (“FAQ”) document on revenue recognition into Topic 13. SAB 101, “Revenue Recognition in Financial Statements,” which was issued in December 1999, and provides guidance to SEC registrants on the recognition, presentation and disclosure of revenues in the financial statements. Since we already adopted all such standards upon issuance, the application of this revised guidance did not impact our consolidated financial position, results of operations, or disclosure requirements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or FAS 123R. FAS 123R requires us to recognize compensation cost relating to all share-based payments to our employees based on their fair values beginning the third quarter of 2005. We are evaluating the requirements of FAS 123R and expect that our adoption of FAS 123R may have a material impact on our SG&A expenses. We have not determined the method of adoption and have not determined whether the adoption will result in amounts that are similar to our current pro forma disclosures under FAS 123 (see Note 1 to our consolidated financial statements).

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

We are also exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $300,000 for the 2004 fiscal year. We did not have interest expense in the 2003 fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

Priority Healthcare Corporation

We have completed an integrated audit of Priority Healthcare Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of January 1, 2005 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Priority Healthcare Corporation and its subsidiaries at January 1, 2005 and January 3, 2004 and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of January 1, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 28, 2005

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(000’s omitted, except share and per share data)

	Year ended
	January 1, 2005	January 3, 2004	December 28, 2002
Net sales	$1,739,618	$1,461,811	$1,200,391
Cost of products sold	1,546,727	1,299,948	1,063,181

Gross profit	192,891	161,863	137,210

Selling, general and administrative expense	108,197	77,932	64,959
Impairment of fixed asset	—	—	2,386
Restructuring charge	1,317	—	—
Depreciation and amortization	6,591	4,273	2,760

Earnings from operations	76,786	79,658	67,105

Third party payor settlement	(4,401)	—	—
Minority interest	(212)	—	—
Interest expense	(1,060)	—	—
Interest income	707	1,302	2,632

Earnings before income taxes	71,820	80,960	69,737

Provision for income taxes:
Current	24,668	25,348	25,608
Deferred	2,526	5,012	543

	27,194	30,360	26,151

Net earnings	$44,626	$50,600	$43,586

Earnings per share:
Basic	$1.03	$1.17	$1.00
Diluted	$1.01	$1.15	$.98
Weighted average shares outstanding:
Basic	43,438,475	43,362,614	43,699,208
Diluted	44,023,741	43,930,042	44,384,665

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except share data)

	January 1, 2005	January 3, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$43,465	$45,719
Restricted cash	2,000	2,000
Marketable securities	17,289	15,317
Receivables, less allowance for doubtful accounts of $6,903 and $5,480, respectively	244,730	172,206
Finished goods inventory	112,616	117,218
Deferred income taxes	3,075	2,325
Other current assets	33,382	18,317

	456,557	373,102
Fixed assets, net	48,209	29,780
Other assets	5,886	4,000
Goodwill and other intangibles	158,741	107,127

Total assets	$669,393	$514,009

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$173,969	$151,539
Line of credit (note 9)	40,290	—
Other current liabilities	26,906	13,124

	241,165	164,663
Deferred income taxes	9,714	6,437

Total liabilities	250,879	171,100

Minority interest (note 7)	23,212	—

Commitments and contingencies (notes 14 and 16)

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 55,000,000 shares authorized, 6,590,305 and 6,677,683 issued and outstanding, respectively	66	67
Class B, $0.01 par value, 180,000,000 shares authorized, 38,807,013 and 38,719,635 issued, respectively	388	387
Additional paid in capital	190,524	189,309
Retained earnings	232,299	187,673

	423,277	377,436
Less:
Class B Common unearned restricted stock, 156,201 and 108,323 shares, respectively	(2,108)	(1,846)
Class B Common stock in treasury (at cost), 1,563,651 and 1,987,739 shares, respectively	(25,867)	(32,681)

Total shareholders’ equity	395,302	342,909

Total liabilities and shareholders’ equity	$669,393	$514,009

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	Year ended
	January 1, 2005	January 3, 2004	December 28, 2002
Cash flow from operating activities:
Net earnings	$44,626	$50,600	$43,586
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,591	4,273	2,760
Provision for doubtful accounts	6,141	2,197	2,449
Tax benefit from stock option exercises	799	672	944
Minority interest	212	—	—
Impairment of fixed asset	—	—	2,386
Loss on disposal of fixed assets	—	—	44
Compensation expense on stock grants	1,204	932	30
Deferred income taxes	2,526	5,012	543
Change in assets and liabilities, net of acquisitions:
Receivables	(64,397)	(10,715)	(44,905)
Finished goods inventory	7,650	(8,184)	(32,189)
Accounts payable	13,777	6,770	25,642
Other current assets and liabilities	5,086	(23,263)	18,373

Net cash provided by operating activities	24,215	28,294	19,663

Cash flow from investing activities:
(Purchases, net of sales), sales, net of purchases, of marketable securities	(1,972)	31,020	47,829
Restricted cash for acquisition of business	—	(2,000)	—
Purchases of fixed assets	(18,116)	(18,124)	(8,980)
(Increase) decrease in other assets	(17,917)	1,974	(11,870)
Acquisition of businesses, net of cash acquired	(39,648)	(23,332)	(32,896)

Net cash used by investing activities	(77,653)	(10,462)	(5,917)

Cash flow from financing activities:
Proceeds from stock option exercises	1,386	2,209	3,716
Joint venture contribution from minority interest holder	23,000	—	—
Proceeds from employee stock purchase plan	252	—	—
Proceeds from line of credit	65,290	—	—
Repayments on line of credit	(37,422)	—	—
Payments for purchase of treasury stock	(1,322)	(11,353)	(13,189)

Net cash provided (used) by financing activities activities	51,184	(9,144)	(9,473)

Net (decrease) increase in cash	(2,254)	8,688	4,273
Cash and cash equivalents at beginning of period	45,719	37,031	32,758

Cash and cash equivalents at end of period	$43,465	$45,719	$37,031

Supplemental cash flow information:
Income taxes paid	$23,542	$43,238	$12,227
Interest paid	$770	$—	$—

Supplemental non-cash investing and financing activities:
Acquisition liabilities	$5,266	$2,929	$10,348
Stock issued in connection with acquisitions	$5,448	$1,922	$5,000
Stock issued in connection with investment	$—	$3,500	$—

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(000’s omitted, except share data)

	Class A Common Stock		Class B Common Stock		Class B Common Stock		Class B Common Stock		Additional Paid in Capital	Retained Earnings	Shareholders’ Equity
	Shares Outstanding	Amount	Shares Outstanding	Amount	Unearned Restricted Shares	Amount	Treasury Shares	Amount
Balances at December 29, 2001	7,211,815	$72	38,185,503	$382	—	$—	(1,739,474)	$(22,419)	$182,818	$93,487	$254,340
Net earnings										43,586	43,586
Issuance of Class B common stock:
Stock option exercises and related tax benefit							238,546	3,192	1,468		4,660
Unearned restricted stock grant					(53,000)	(1,291)	53,000	815	476		—
Board of Directors’ compensation							1,228	19	11		30
Issuance of common stock in connection with acquisition							202,922	2,615	2,385		5,000
Repurchase of common stock							(640,300)	(13,189)			(13,189)
Conversions to Class B	(331,318)	(3)	331,318	3							—

Balances at December 28, 2002	6,880,497	69	38,516,821	385	(53,000)	(1,291)	(1,884,078)	(28,967)	187,158	137,073	294,427
Net earnings										50,600	50,600
Issuance of Class B common stock:
Stock option exercises and related tax benefit							167,617	2,677	204		2,881
Unearned restricted stock grant					(68,575)	(1,408)	68,575	1,127	281		—
Earned restricted stock					13,252	853					853
Stock option grant									42		42
Board of Directors’ compensation							1,810	29	8		37
Issuance of common stock in connection with acquisition							82,905	1,315	607		1,922
Issuance of common stock in connection with investment							152,505	2,491	1,009		3,500
Repurchase of common stock							(577,073)	(11,353)			(11,353)
Conversions to Class B	(202,814)	(2)	202,814	2							—

Balances at January 3, 2004	6,677,683	67	38,719,635	387	(108,323)	(1,846)	(1,987,739)	(32,681)	189,309	187,673	342,909
Net earnings										44,626	44,626
Issuance of Class B common stock:
Stock option exercises and related tax benefit							158,318	2,615	(430)		2,185
Unearned restricted stock grant					(78,275)	(1,428)	78,275	1,295	133		—
Earned restricted stock					30,397	1,166					1,166
Employee stock purchase plan							14,111	232	20		252
Board of Directors’ compensation							1,875	32	6		38
Issuance of common stock in connection with acquisition							239,802	3,962	1,486		5,448
Repurchase of common stock							(68,293)	(1,322)			(1,322)
Conversions to Class B	(87,378)	(1)	87,378	1							—

Balances at January 1, 2005	6,590,305	$66	38,807,013	$388	(156,201)	$(2,108)	(1,563,651)	$(25,867)	$190,524	$232,299	$395,302

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

Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and variable interest entities. All intercompany accounts and transactions have been eliminated. The Company reports on a fiscal year basis using the 52 or 53 week period ending on the Saturday closest to December 31. The years ended January 1, 2005 and December 28, 2002 were 52 week periods. The year ended January 3, 2004 was a 53 week period.

Variable Interest Entities. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. A Variable Interest Entity (“VIE”) does not share economic risk and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. The Company has applied the consolidation or disclosure requirements of this interpretation. The Company has determined that our joint venture, Aetna Specialty Pharmacy, LLC, should be consolidated under the provisions of FIN 46. Since its inception in August 2004, the results of operations of the joint venture have not been material.

Revenue recognition. Revenues are recognized at the point of shipment for those sales when the risk of loss passes at the point of shipment and upon receipt for those sales when the risk of loss passes at the point of receipt as products are shipped to customers with appropriate provisions recorded for estimated discounts and contractual allowances. Discounts and contractual allowances are estimated based on historical collections over a recent period for the sales that are recorded at gross charges. The percentage is applied to the applicable accounts receivable balance that contains gross charges for each period. Any differences between the estimates and actual collections are reflected in operations in the year payment is received. Differences may result in the amount and timing of revenues for any period if actual performance varies from estimates. Allowances for returns are estimated based on historical return trends. Financing charge revenue is recognized when received.

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

Receivables. Receivables are presented net of the allowance for doubtful accounts and contractual allowances. Receivables include trade and patient account receivables. The Company regularly reviews and analyzes the adequacy of these allowances after considering the age of each outstanding receivable and the collection history. The allowance for doubtful accounts and contractual allowances are based on these analyses. Although doubtful accounts and contractual allowances have historically been within expectations and allowances established, there is no guarantee that the Company will continue to experience the same credit loss rates that it has in the past.

Inventories. Inventories consist of merchandise held for resale. Inventories are stated on the basis of lower of cost or market using the first-in, first-out (“FIFO”) method.

Other current assets. Other current assets consists primarily of funds held at a wholesaler.

Fixed assets. Depreciation is computed on the straight-line method for financial reporting purposes. Accelerated methods are primarily used for income tax purposes. Assets, valued at cost, are generally being depreciated over their estimated useful lives as follows:

Estimated useful life (years)
Computer hardware and software	3 to 7
Furniture and equipment	5
Leasehold improvements	5 to 7
Transportation equipment	5

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

The Company has elected to continue to measure compensation for stock options issued to its employees and outside directors pursuant to APB No. 25 under the intrinsic value method. All stock options are granted with an exercise price at or above fair market value at date of grant. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. Had compensation cost been determined based upon the fair value of the stock options at grant date, consistent with the method under SFAS No. 123, the Company’s net earnings and earnings per share for fiscal 2004, 2003 and 2002 would have been reduced to the following pro forma amounts indicated.

	Year ended
	January 1, 2005	January 3, 2004	December 28, 2002
	(In Thousands, Except Per Share Data)
Net earnings – as reported	$44,626	$50,600	$43,586
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,034)	(11,369)	(12,254)

Pro forma net earnings	$36,592	$39,231	$31,332

Basic earnings per share:
Basic - as reported	$1.03	$1.17	$1.00
Basic - pro forma	$.84	$.90	$.72
Diluted earnings per share:
Diluted - as reported	$1.01	$1.15	$.98
Diluted - pro forma	$.83	$.89	$.71

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

	2004	2003	2002
Risk free interest rate	3.10%	2.64%	2.89%
Expected dividend yield	.00%	.00%	.00%
Expected life of options	3.82	3.80	3.45
Volatility of stock price	45.00%	58.49%	73.55%
Weighted average fair value of options	$6.96	$9.47	$13.18

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or FAS 123R. FAS 123R requires the Company to recognize compensation cost relating to all share-based payments to employees based on their fair values beginning the third quarter of 2005. The Company is evaluating the requirements of FAS 123R and expects that the adoption of FAS 123R may have a material impact on selling, general and administrative expenses. The Company has not determined the method of adoption and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123 shown above.

Shipping and handling costs. Costs associated with shipping and handling activities are comprised of outbound freight and are included in selling, general and administrative expense. These costs were $11.3 million, $9.1 million and $8.6 million for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

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

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include the allowance for doubtful accounts, contractual allowances, intangibles and income taxes.

Fair value of financial instruments. The carrying values of cash and cash equivalents, restricted cash, marketable securities, receivables, other current assets, accounts payable, line of credit and other current liabilities approximate their fair market values due to the short-term maturity of these instruments.

Comprehensive income. In accordance with SFAS No. 130, “Reporting Comprehensive Income”, the Company is required to display comprehensive income and its components as part of its complete set of financial statements. Comprehensive income represents changes in shareholders’ equity resulting from transactions other than shareholder investments and distributions.

Note 2—Earnings Per Share

Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the applicable fiscal year. Diluted EPS include the weighted average number of common shares outstanding and the effect of common stock equivalents. The following is a reconciliation between basic and diluted EPS:

	(In Thousands)
	2004	2003	2002
Weighted average number of Class A and Class B
Common shares outstanding used as the denominator in the basic earnings per share calculation	43,438	43,363	43,699

Additional shares assuming exercise of dilutive stock options	501	508	634
Additional shares assuming unearned restricted stock is earned	75	39	10
Additional shares assuming contingently issuable shares related to acquisitions are issued	10	20	42

Weighted average number of Class A and Class B
Common and equivalent shares used as the denominator in the diluted earnings per share calculation	44,024	43,930	44,385

Options to purchase 4.0 million, 3.1 million and 3.4 million shares with exercise prices greater than the average market prices of common stock were outstanding at January 1, 2005, January 3, 2004 and December 28, 2002, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

Note 3—Acquisitions

On March 11, 2002, the Company acquired the majority of the operating assets of Hemophilia of the Sunshine State (“HOSS”) for approximately $30.4 million, comprised of approximately $24.5 million in cash, $5 million of Class B Common Stock and approximately $900,000 of liabilities assumed. The acquisition was financed by cash from operations. HOSS was the leading provider of hemophilia products and services in the State of Florida. The transaction complements the Company’s existing specialty pharmacy and specialty distribution operations. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired based upon their estimated fair values. The fair values assigned to the tangible and intangible assets acquired were based upon estimates and assumptions provided and compiled by management. The excess purchase price, including other acquisition costs, of $25.1 million was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (000’s omitted):

Accounts receivable	$2,890
Inventories	2,357
Property, equipment and other assets	36
Goodwill	25,132

Total assets acquired	$30,415

The results of operations of HOSS prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements. The results of operations after the acquisition date are included in the consolidated financial statements.

On September 11, 2003, the Company acquired the majority of the operating assets of SinusPharmacy Corporation (“Sinus”) for approximately $13 million, comprised of approximately $12.3 million in cash ($2 million of which was paid in January 2005 and represented the restricted cash on the consolidated balance sheet at January 1, 2005 and January 3, 2004), $500,000 of Class B Common Stock and approximately $200,000 of liabilities assumed. The acquisition was financed by cash from operations. Sinus was the leading provider of intranasal nebulized therapies for the treatment of chronic sinusitis. The transaction complements the Company’s existing specialty pharmacy and specialty distribution operations. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired based upon their estimated fair values. The fair values assigned to the tangible assets acquired and liabilities assumed were based upon estimates and assumptions provided and compiled by management. The intangible assets consist primarily of trademarks. The fair values assigned to the trademarks ($865,000) were based upon management estimates. The excess purchase price, including other acquisition costs, of $11.8 million was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (000’s omitted):

Inventories	$257
Property and equipment	37
Intangible assets	865
Goodwill	11,822

Total assets acquired	$12,981

The results of operations of Sinus prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements. The results of operations after the acquisition date are included in the consolidated financial statements.

On April 2, 2004, the Company acquired certain assets of Partners In Care Pharmacy, LLC (“Partners In Care”) for approximately $6.1 million in cash. The acquisition was financed by cash from operations. Partners In Care was an infertility specialty pharmacy. The transaction complements the Company’s existing infertility specialty pharmacy operations. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired based upon their estimated fair values. The fair values assigned to the tangible and intangible assets acquired were based upon estimates and assumptions provided and compiled by management. The excess purchase price of $5.8 million was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition (000’s omitted):

Current assets	$245
Property, equipment and other assets	47
Goodwill	5,791

Total assets acquired	$6,083

In addition, the former owners of Partners In Care are eligible to receive additional consideration based upon revenues received from new customers under a certain contract. The Company does not expect to pay any additional consideration to the former owners of Partners In Care related to this provision of the asset purchase agreement.

The results of operations of Partners In Care prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements. The results of operations after the acquisition date are included in the consolidated financial statements.

On June 14, 2004, the Company acquired all of the outstanding common shares of HealthBridge Reimbursement and Product Support, Inc. (“HealthBridge”) for approximately $9 million in cash. The acquisition was financed by cash from operations. HealthBridge is a service company specializing in drug launch and reimbursement support for the biotech and pharmaceutical industry. The transaction complements the Company’s existing specialty pharmacy and specialty distribution operations. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values. The fair values assigned to the tangible assets acquired and liabilities assumed were based upon estimates and assumptions provided and compiled by management. The intangible assets consist primarily of trademarks and non-compete agreements. The fair values assigned to the trademarks ($210,000) and non-compete agreements ($140,000) were based upon management estimates. The excess purchase price of $7.4 million was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (000’s omitted):

Current assets	$1,704
Property and equipment	390
Intangible assets	350
Goodwill	7,390

Total assets acquired	9,834

Current liabilities	730
Other long-term liabilities	100

Total liabilities assumed	830

Net assets acquired	$9,004

In addition, the former owners of HealthBridge are eligible to receive additional consideration up to a maximum of $1.5 million if HealthBridge achieves certain predetermined financial results during the 12-month periods ending May 31, 2005 and May 31, 2006. In the event that HealthBridge fails to achieve certain predetermined financial results for the 12-month period ending May 31, 2005, the former owners are obligated to repay consideration up to a maximum of $500,000 to the Company.

The results of operations of HealthBridge prior to the date of acquisition were not material to the results of the Company for the periods presented in these financial statements. The results of operations after the acquisition date are included in the consolidated financial statements.

On July 6, 2004, the Company acquired all of the outstanding common shares of Integrity Healthcare Services, Inc. (“Integrity”). The aggregate purchase price for the outstanding common shares of Integrity was approximately $33 million, comprised of approximately $27.6 million in cash (including $5 million that will be paid in July 2005), $5 million of Class B Common Stock and approximately $400,000 of direct acquisition costs. In addition, as part of the closing process, the Company paid approximately $12 million to repay Integrity’s line of credit balance in full. The acquisition was financed by the Company’s existing line of credit. Integrity is a specialty infusion pharmacy with 23 branches in 16 states located throughout the Midwest and Southeast states. The transaction expands the Company’s specialty pharmacy capabilities and geographic operating locations. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values. The fair values assigned to the tangible assets acquired and liabilities assumed were based upon estimates and assumptions provided and compiled by management. The intangible assets consist primarily of trademarks, non-compete agreements and certificates of need. The fair values assigned to the trademarks ($1.7 million), non-compete agreements ($200,000) and the certificates of need ($570,000) were based upon management estimates. The excess purchase price of $34.6 million was recorded as goodwill.

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

During 2004, the Company paid $448,000 in cash and $448,000 in Class B Common Stock related to the 2001 acquisition of InfuRx because InfuRx achieved certain predetermined financial results during the year ended January 3, 2004. These payments complete the purchase of InfuRx and no further consideration is due to the former owners.

Note 4—Marketable Securities

Marketable securities are carried on the balance sheet at their market value. Marketable securities at January 1, 2005 and January 3, 2004 consist of the following:

	(In Thousands)
	2004	2003
Mutual funds	$13,931	$2,890
Corporate bonds	3,358	12,427

	$17,289	$15,317

These investments had a fair value of approximately $43.3 million (which included approximately $26.0 million classified as cash equivalents) and $50.9 million (which included approximately $35.6 million classified as cash equivalents) at January 1, 2005 and January 3, 2004, respectively. At January 1, 2005 and January 3, 2004, the book value of these investments approximated their market value. There were no significant gross realized gains or losses on sales of available-for-sale securities in 2004 or 2003. All available-for-sale securities are due in one year or less.

Note 5—Fixed Assets

Fixed assets at January 1, 2005 and January 3, 2004 consist of the following:

	(In Thousands)
	2004	2003
Computer hardware and software	$21,281	$14,505
Furniture and equipment	14,772	8,166
Leasehold improvements	3,964	2,604
Transportation equipment	1,167	631

	41,184	25,906
Less: accumulated depreciation	(15,311)	(8,785)

	25,873	17,121
Construction in progress	22,336	12,659

	$48,209	$29,780

Depreciation expense was $6.3 million, $4.2 million and $2.7 million for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively. The impairment of fixed asset charge of $2.4 million in 2002 resulted from writing off computer hardware and application software for a project that began in 2000 and was discontinued in 2002.

Note 6—Investments

During the year ended January 3, 2004, the Company made a $3.5 million equity investment of about 10% in SinusPharma, Inc., which is carried at cost. SinusPharma, Inc. was the parent company of SinusPharmacy Corporation. The Company purchased the majority of the operating assets of SinusPharmacy Corporation on September 11, 2003. See Note 3 – Acquisitions.

During the year ended January 3, 2004, the Company made a $500,000 investment in Burrill Life Sciences Capital Fund, L.P. (“Burrill”), which is carried at cost. During the year ended January 1, 2005, the Company made additional investments in Burrill totaling $1.2 million. The total investment in Burrill at January 1, 2005 is $1.7 million. The Company has an additional commitment of $3.3 million related to this investment. The additional commitment is due at various times depending on the growth of Burrill and upon final funding the Company is expected to own less than 3% of Burrill.

The Company performs annual impairment tests of investments carried at cost. During the years ended January 3, 2004 and January 1, 2005, the tests did not result in any impairment charges.

Note 7—Aetna Specialty Pharmacy, LLC

In August 2004, the Company and Aetna Inc. formed a new joint venture, Aetna Specialty Pharmacy, LLC, which is an Aetna-branded specialty pharmacy operation. The joint venture is owned 60% by the Company and 40% by Aetna. Aetna has an option to purchase the Company’s 60% interest beginning in 2008, subject to acceleration under certain circumstances. Aetna funded its ownership interest in the joint venture with cash and the Company contributed cash and an interest in certain intellectual property for its 60% interest in the joint venture. The amount of the Company’s contribution was not material to its financial condition.

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

Aetna, Inc., accounted for approximately 7%, 8% and 10% of the Company’s net sales in 2004, 2003 and 2002, respectively.

Note 8—Intangibles

The carrying amount of acquired intangible assets at January 1, 2005 and January 3, 2004 is as follows:

	(In Thousands)
	2004	2003
Goodwill	$154,984	$105,829

Other intangibles	5,185	2,404
Accumulated amortization	(1,428)	(1,106)

Other intangibles, net	3,757	1,298

Goodwill and other intangibles	$158,741	$107,127

The $49.2 million increase in the carrying amount of goodwill relates to acquisitions made during 2004. The $2.8 million increase in the carrying amount of other intangibles relates to trademarks, non-compete agreements and certificates of need.

Amortization expense was $322,000, $119,000 and $100,000 for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively. Amortization expense is expected to aggregate approximately $439,000 during each of the next five years.

Note 9—Revolving Credit Facility

On February 5, 2004, the Company entered into, and on February 27, 2004, the Company amended, an agreement with Suntrust Bank, as administrative agent, and the lenders named therein, for an unsecured three year revolving credit facility for up to $150 million. The revolving credit facility requires the Company, among other things, to maintain a minimum consolidated net worth, a minimum interest coverage ratio and limits the Company’s leverage ratio. At January 1, 2005 the Company was in compliance with these covenants. The Company may use the entire $150 million credit facility for letters of credit or direct borrowings. At January 1, 2005 the Company had an outstanding principal balance of $40.0 million and an outstanding interest payable balance of $290,000.

Interest rates charged on borrowings can vary depending on the interest rate option utilized. Options for the interest rate are based upon the greater of prime rate or federal funds rate plus 50 basis points for the swing line commitment and base rate borrowing or an adjusted LIBOR rate for Eurodollar borrowing. At January 1, 2005 the borrowing rate was 2.565% on the outstanding balance of $40.0 million. The Company is also required to pay a quarterly facility fee on the total revolving commitment (whether used or unused). At January 1, 2005 the facility fee was .15%. The applicable margin for the adjusted LIBOR rate Eurodollar loans and the applicable percentage for the facility fee are based upon the Company’s leverage ratio, which is calculated quarterly in the loan covenants and compliance reporting. In addition, the Company incurred credit facility origination costs of $541,000 which are being amortized to interest expense over the life of the credit facility. The principal and interest was due in January 2005 and subsequently extended to July 2005.

Note 10—Income Taxes

The provision for income taxes includes state income taxes of $2.4 million, $2.4 million and $2.7 million for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

The following table indicates the significant elements contributing to the difference between the U.S. federal statutory tax rate and the effective tax rate:

	2004	2003	2002
Percentage of earnings before taxes:
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes on income, net of federal income tax benefit	2.9%	2.5%	2.5%

Effective rate	37.9%	37.5%	37.5%

Presented below are the significant elements of the net deferred tax balance sheet accounts at January 1, 2005 and January 3, 2004:

	(In Thousands)
	2004	2003
Deferred tax asset:
Receivables	$2,623	$2,055
Finished goods inventories	54	78
Investments	723	659
Deferred compensation	1,174	875
Restricted stock	428	213
Accrued expenses	398	192

Total deferred tax assets	5,400	4,072

Deferred tax liabilities:
Fixed assets	(4,063)	(3,695)
Intangibles	(7,717)	(4,489)
Other	(259)	—

Total deferred tax liabilities	(12,039)	(8,184)

Total net deferred income taxes	(6,639)	(4,112)

Less current deferred tax assets	(3,075)	(2,325)

Non current deferred income taxes	$(9,714)	$(6,437)

Note 11—Profit Sharing Plan

All employees are generally eligible to participate in the Profit Sharing Plan as of the first January 1, April 1, July 1 or October 1 after having completed at least three months of service (as defined in the Profit Sharing Plan) and having reached age 18 (“Participant”). Participants are generally eligible to receive an annual contribution from the Company after having completed at least one year of service (as defined in the Profit Sharing Plan) and having reached age 18. The annual contribution of the Company to the Profit Sharing Plan is at the discretion of the Board of Directors of the Company and during the last three years has been between 1.5% and 7.0% of the Participant’s compensation. The employer contribution for a year is allocated among the Participants employed on the last day of the year, and who completed at least 1,000 hours of service during the year, in proportion to their relative compensation for the portion of the year in which they were eligible to participate. The Profit Sharing Plan expense (net of forfeitures) for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 was $111,000, $530,000 and $1.8 million, respectively.

Note 12—Capital Stock

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

On July 18, 2002, the Company’s Board of Directors approved the purchase of up to 1,000,000 shares of the Company’s outstanding shares of Class B Common Stock. On August 14, 2002 the Board of Directors approved an additional purchase of up to 1,000,000 shares of the Company’s outstanding shares of Class B Common Stock. These purchases were approved through July 17, 2003. In 2002, 585,300 shares were purchased in the open market pursuant to these authorizations at an average price of $20.45 and were included in treasury stock. In 2003, 179,200 shares were purchased in the open market pursuant to these authorizations at an average price of $19.16 and were included in treasury stock. The Company purchased the treasury stock because management believed the market undervalued the stock.

On July 17, 2003, the Company’s Board of Directors approved the purchase of up to 3,000,000 shares of the Company’s outstanding shares of Class B Common Stock. The purchases were approved through July 16, 2004. In 2003, 394,100 shares were purchased in the open market pursuant to this authorization at an average price of $19.89 and were included in treasury stock. In 2004, 60,000 shares were purchased in the open market pursuant to this authorization at an average price of $19.28 and were included in treasury stock. The Company purchased the treasury stock because management believed the market undervalued the stock.

On October 27, 2004, the Company’s Board of Directors approved the purchase of up to 2,000,000 shares of the Company’s outstanding shares of Class B Common Stock. The purchases are approved through October 31, 2005. In 2004, no shares were purchased pursuant to this authorization.

Note 13—Stock Option and Incentive Plans

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

Under the 1997 Stock Option Plan, awards of restricted shares may be made, in which case the grantee would be granted shares of Class B Common Stock, subject to any determined forfeiture or transfer restrictions. During the year ended January 1, 2005, 9,000 and 69,275 restricted shares were granted with a grant date fair value of $21.30 and $17.85 per share, respectively. During the year ended January 3, 2004, 68,575 restricted shares were granted with a grant date fair value of $20.53 per share. During the year ended December 28, 2002, 53,000 restricted shares were granted with a grant date fair value of $24.35 per share. 156,201 and 108,323 unearned restricted shares were outstanding at January 1, 2005 and January 3, 2004, respectively. The value of these restricted shares are charged to compensation expense over the vesting periods of 4 to 5 years. During the years ended January 1, 2005, January 3, 2004 and December 28, 2002, $1.2 million, $853,000 and $0, respectively, was charged to compensation expense for the restricted shares.

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

On August 25, 1997, the Board of Directors and BWI, as sole shareholder of the Company, approved the adoption of the Outside Directors Stock Option Plan. Subsequently, the name was changed to Outside Directors Stock Plan (the “Directors Plan”). The Directors Plan reserves for issuance 175,000 shares of the Company’s Class B Common Stock, subject to adjustment in certain events. Pursuant to the Directors Plan, each non-employee director is automatically granted an option to purchase 4,000 shares of Class B Common Stock on June 1 of each year beginning June 1, 2004. From June 1, 1998 to June 1, 2003, each non-employee director was automatically granted an option to purchase 3,000 shares of Class B Common Stock each year. The option exercise price per share will be the fair market value of one share of Class B Common Stock on the date of grant. Each option becomes exercisable six months following the date of grant and expires 10 years following the date of grant.

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

Changes in stock options under all of the Company’s plans are shown below:

	Number of shares	Weighted average price per share
Options outstanding at December 29, 2001 (756,435 shares exercisable)	5,155,232	$22.40

Forfeited during 2002	(337,258)	$27.23
Granted during 2002	995,540	$24.88
Exercised during 2002	(238,546)	$15.58

Options outstanding at December 28, 2002 (2,100,353 shares exercisable)	5,574,968	$22.83

Forfeited during 2003	(578,795)	$27.36
Granted during 2003	902,340	$20.60
Exercised during 2003	(167,617)	$13.18

Options outstanding at January 3, 2004 (3,950,585 shares exercisable)	5,730,896	$22.24

Forfeited during 2004	(286,595)	$24.90
Granted during 2004	818,500	$18.19
Exercised during 2004	(158,324)	$8.75

Options outstanding at January 1, 2005 (4,621,382 shares exercisable)	6,104,477	$21.91

Available for grant (including restricted share awards) at January 1, 2005	1,254,005

Additional information regarding the Company’s options outstanding at January 1, 2005 is shown below:

Range of Exercise Prices	Number Outstanding	Outstanding Weighted Average Remaining Contractual Life	Outstanding Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price
$ 4.63 to $12.79	861,845	4.08 Years	$9.11	861,845	$9.11
$13.63 to $17.85	1,276,124	6.08 Years	$17.30	541,624	$16.55
$20.53 to $21.88	1,066,810	8.26 Years	$20.84	652,431	$20.96
$22.58 to $24.38	708,225	7.90 Years	$24.29	533,017	$24.28
$25.13 to $27.66	1,174,339	6.98 Years	$27.43	1,133,492	$27.48
$30.15 to $38.38	1,017,134	6.71 Years	$31.61	898,973	$31.54

Note 14—Commitments

The Company leases specialty pharmacy, warehouse and office space under noncancelable operating leases expiring at various dates through 2014, with options to renew for various periods. Future minimum commitments (excluding real estate taxes and maintenance costs) under the leases at January 1, 2005 are as follows:

Year ending	(In Thousands)
2005	$3,876
2006	3,843
2007	3,616
2008	2,738
2009	2,118
Thereafter	5,335

Total	$21,526

The operating lease rent expense (including real estate taxes and maintenance costs) for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 was $3.2 million, $2.1 million and $1.7 million, respectively.

During 2004, the Company received a letter from a payor alleging that one of the Company’s subsidiaries was in violation of certain provisions of the payor’s contract. The payor demanded $8.6 million in overcharges, going back to 1997, and threatened to terminate that subsidiary’s participation in the payor’s network. The Company resolved the dispute during the fourth quarter of 2004 for approximately $4.4 million, which included related costs of the settlement.

Note 15—Major Customers and Other Concentrations

The Company services customers in all 50 states. During the years ended January 1, 2005, January 3, 2004 and December 28, 2002 the Company had one third party payor which accounted for 7%, 8% and 10%, respectively, of the Company’s net sales. In August 2004, the Company formed a new joint venture with this third party payor. See Note 7—Aetna Specialty Pharmacy, LLC. The Company sells goods and services to its customers on various payment terms which entail accounts receivable exposure. Although the Company monitors closely the creditworthiness of its customers, there can be no assurance that the Company will not incur a write-off or writedown in the future.

Product provided by one of the Company’s largest vendors accounted for approximately 10%, 11% and 11% of net sales in the years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively. The Company has another vendor whose products accounted for approximately 3%, 10% and 16% of net sales in 2004, 2003 and 2002, respectively. The Company has another vendor whose products accounted for approximately 14%, 11% and 15% of net sales in 2004, 2003 and 2002, respectively. These products are available only from these manufacturers and the Company must maintain a good working relationship with these manufacturers.

Note 16—Legal Proceedings

In November 2004, the Company received a subpoena from the U.S. Department of Justice (the “DOJ”) requiring the Company to provide the DOJ with certain information regarding the promotion and marketing of Actimmune, a product manufactured by InterMune, Inc. The Company believes that the materials sought by the DOJ are part of an ongoing investigation being conducted by the United States Attorney’s Office for the Northern District of California. The Company is fully cooperating with the DOJ, however should the DOJ find that the Company acted improperly, it could subject the Company to fines and/or sanctions, which could have a material adverse effect on the Company’s business or financial condition.

The Company is also subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is expected to be material to the Company’s results of operations, financial condition or cash flows.

Note 17—Facility Consolidation and Employee Termination Costs

During the second quarter of 2004, the Company recorded a restructuring charge of approximately $1.3 million related to facility consolidation and certain employee and lease termination costs. The Company consolidated its Carpinteria, CA location into its Monrovia, CA location and eliminated certain employee positions, which included some in the Lake Mary, FL location, to streamline operations. The lease termination costs end in 2007. A total of 68 employees were impacted in the Carpinteria, CA and Lake Mary, FL locations.

The following is a reconciliation of the beginning and ending liability balances showing separately the changes during the three-month periods ended July 3, 2004, October 2, 2004 and January 1, 2005 attributable to restructuring costs incurred and charged to expense and restructuring costs paid:

	(000’s omitted)
	Employee Termination Costs	Lease Termination Costs
April 3, 2004 liability balance	$—	$—
Costs incurred and charged to expense	828	489
Costs paid	(645)	(20)
July 3, 2004 liability balance	183	469
Costs paid	(183)	(125)
October 2, 2004 liability balance	$—	$344
Costs paid	—	(44)
January 1, 2005 liability balance	$—	$300

Note 18—Selected Quarterly Financial Data (Unaudited)

	Quarter ended April 3, 2004	Quarter ended July 3, 2004	Quarter ended October 2, 2004	Quarter ended January 1, 2005
	(In Thousands, Except Share and Per Share Data)
Net sales	$401,243	$438,452	$440,159	$459,764

Gross profit	43,013	45,867	51,827	52,184

Net earnings	12,239	12,164	12,641	7,582

Earnings per share:
Basic	$.28	$.28	$.29	$.17
Diluted	$.28	$.28	$.29	$.17
Weighted average shares outstanding:
Basic	43,322,604	43,288,606	43,531,489	43,611,206
Diluted	44,056,295	43,797,690	44,160,814	44,070,517

	Quarter ended March 29, 2003	Quarter ended June 28, 2003	Quarter ended September 27, 2003	Quarter ended January 3, 2004
	(In Thousands, Except Share and Per Share Data)
Net sales	$351,529	$350,507	$362,855	$396,920

Gross profit	40,285	37,784	39,372	44,422

Net earnings	13,184	11,407	12,194	13,815

Earnings per share:
Basic	$.30	$.26	$.28	$.32
Diluted	$.30	$.26	$.28	$.32
Weighted average shares outstanding:
Basic	43,521,657	43,577,129	43,259,781	43,258,876
Diluted	44,010,503	44,289,419	43,773,728	43,813,506

During the fourth quarter of 2004, the Company recorded a charge of approximately $4.4 million related to a settlement, and the related costs of the settlement, with a payor. Also during the fourth quarter of 2004, the Company recorded a charge of approximately $3.0 million primarily related to Sinus accounts receivable.

The Company believes that the financial statements for the quarterly periods shown above reflect all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report.

The Company’s assessment of the effectiveness of the internal control over financial reporting as of January 1, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report dated March 28, 2005, which appears in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of the 2004 fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item concerning the Directors and nominees for Director of the Company, Audit Committee members and financial expert and concerning disclosure of delinquent filers under Section 16(a) of the Exchange Act is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year. Information concerning the executive officers of the Company is included under the caption “Executive Officers of the Company” at the end of Part I of this Annual Report. Such information is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

The Company has adopted a Code of Ethics and Business Practices (the “Code”) that applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer and controller. The Code is posted on the Company’s website at www.priorityhealthcare.com. The Company intends to disclose any amendments to the Code by posting such amendments on its website. In addition, any waivers of the Code for directors or executive officers of the Company will be disclosed in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item concerning remuneration of the Company’s officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item concerning the stock ownership of management, five percent beneficial owners and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item concerning principal accountant fees and services is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements:

		The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

		Report of Independent Registered Certified Public Accounting Firm

		Consolidated Statements of Earnings for the years ended January 1, 2005, January 3, 2004 and December 28, 2002

		Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004

		Consolidated Statements of Cash Flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002

		Consolidated Statements of Shareholders’ Equity for the years ended January 1, 2005, January 3, 2004 and December 28, 2002

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

Priority Healthcare Corporation

	By:	/s/ STEVEN D. COSLER
Dated: March 29, 2005		Steven D. Cosler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM E. BINDLEY	Chairman of the Board	March 29, 2005
William E. Bindley

/s/ ROBERT L. MYERS	Vice Chairman of the Board	March 29, 2005
Robert L. Myers

/s/ STEVEN D. COSLER	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2005
Steven D. Cosler

/s/ STEPHEN M. SAFT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2005
Stephen M. Saft

/s/ KATHLEEN R. HURTADO	Director	March 29, 2005
Kathleen R. Hurtado

/s/ MICHAEL D. MCCORMICK	Director	March 29, 2005
Michael D. McCormick

/s/ RICHARD W. ROBERSON	Director	March 29, 2005
Richard W. Roberson

/s/ THOMAS J. SALENTINE	Director	March 29, 2005
Thomas J. Salentine

/s/ GLENN D. STEELE, JR.	Director	March 29, 2005
Glenn D. Steele, Jr.

PRIORITY HEALTHCARE CORPORATION

FINANCIAL STATEMENT SCHEDULE II –

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(000’s omitted)

	Balances at Beginning Of Year	Charged To Costs And Expenses	Charged To Other Accounts	Accounts Written Off Net Of Recoveries	Balances at End Of Year
Allowances for doubtful accounts:
Year ended December 28, 2002	$3,239	$2,449	$—	$(251)	$5,437
Year ended January 3, 2004	5,437	2,197	—	(2,154)	5,480
Year ended January 1, 2005	5,480	6,141	—	(4,718)	6,903

	Balances at Beginning Of Year	Provision Related To Sales	Actual Amounts Charged Off	Balances at End Of Year
Discounts and Contractual Allowances:
Year ended December 28, 2002	$8,107	$13,090	$(12,424)	$8,773
Year ended January 3, 2004	8,773	11,248	(13,816)	6,205
Year ended January 1, 2005	6,205	6,009	(8,877)	3,337

INDEX TO EXHIBITS

Exhibit Number	Document Description	Sequential Page Number
3-A	(6) (i) Restated Articles of Incorporation of the Registrant.
(9) (ii) Articles of Amendment to the Restated Articles of Incorporation of the Registrant.

3-B	(10) By-Laws of the Registrant, as amended to date.

4-A	(20) (i)Revolving Credit Agreement, dated as of February 5, 2004, among the Registrant, as Borrower, the Lenders from time to time parties thereto, and SunTrust Bank, as Administrative Agent.
(20) (ii)First Amendment to Revolving Credit Agreement, dated as of February 27, 2004, among the Registrant, as Borrower, the Lenders from time to time parties thereto, and SunTrust Bank, as Administrative Agent.

10-A	(1) Administrative Services Agreement between the Registrant and BWI.

10-B	(1) Tax Sharing Agreement between the Registrant and BWI.

10-C

(1) (i)*1997 Stock Option and Incentive Plan of the Registrant.

(2) (ii)*First Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.

(8) (iii)*Second Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.

(13) (iv)*Third Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.

(17) (v)*Fourth Amendment to the 1997 Stock Option and Incentive Plan of the Registrant.

10-D	(22) *Outside Directors Stock Plan of the Registrant, as amended and restated to reflect all amendments adopted through May 17, 2004.

10-E	(1) *Termination Benefits Agreement between the Registrant and Robert L. Myers dated July 1, 1996.

10-F	(16) *Executive Employment Agreement between the Registrant and Steven D. Cosler dated November 19, 2002.

10-G	(16) *Executive Employment Agreement between the Registrant and Guy F. Bryant dated December 6, 2002.

10-H	*Agreement by and between the Registrant and Robert L. Myers dated as of June 30, 2004.

10-I	(11) *Form of Noncompete Agreement, dated January 1, 2000, between the Registrant and each of Messrs. Bryant, Cosler and Perfetto.

10-J	(14) *Employee Confidentiality/Noncompetition Agreement, dated August 31, 2001, between the Registrant and Stephen M. Saft.

10-K	(14) *Noncompete Agreement, dated January 2, 2002, between the Registrant and Rebecca M. Shanahan.

10-L	*Agreement by and between the Registrant and Donald J. Perfetto dated as of June 30, 2004.

10-M	(16) *Executive Employment Agreement between the Registrant and Donald J. Perfetto dated November 22, 2002.

10-N	(15) *Form of Restricted Stock Agreement, dated October 21, 2002, between the Registrant and each of Guy F. Bryant, Steven D. Cosler, Donald J. Perfetto, Stephen M. Saft, Rebecca M. Shanahan and William M. Woodard.

10-O	(16) *Executive Employment Agreement between the Registrant and Stephen M. Saft dated November 19, 2002.

10-P	(3) *(i)Broad Based Stock Option Plan of the Registrant.
(7) *(ii)First Amendment to the Broad Based Stock Option Plan of the Registrant.
(12) *(iii)Second Amendment to the Broad Based Stock Option Plan of the Registrant.

10-Q	(4) *Priority Healthcare Corporation 401(k) Profit Sharing Plan.

10-R	(7) *Priority Healthcare Corporation 401(k) Excess Plan.

10-S	(16) *(i)Nonqualified Deferred Compensation Plan of the Registrant.
(16) *(ii)Nonqualified Deferred Compensation Plan Adoption Agreement.
(16) *(iii)Nonqualified Deferred Compensation Plan Rabbi Trust Agreement.

10-T	(16) *Executive Employment Agreement between the Registrant and Rebecca M. Shanahan dated November 20, 2002.

10-U	(20) *Executive Employment Agreement between the Registrant and Kim K. Rondeau dated November, 2002.

10-V	(24) *Summary of Certain Director and Executive Compensation.

10-W	(18) *Priority Healthcare Corporation Employee Stock Purchase Plan.

10-X	(19) *Priority Healthcare Corporation 2003 Cash Bonus Performance Plan for Executives.

10-Y	(20) *Form of Restricted Stock Agreement, dated October 27, 2003, between the Registrant and each of Guy F. Bryant, Steven D. Cosler, Donald J. Perfetto, Kim K. Rondeau, Stephen M. Saft and Rebecca M. Shanahan.

10-Z	(20) *Noncompete Agreement, dated March 2, 2004, between the Registrant and Kim K. Rondeau.

10-AA	(21) *Executive Employment Agreement between the Registrant and Tracy R. Nolan dated March 15, 2004.

10-BB	(21) *Noncompete Agreement between the Registrant and Tracy R. Nolan dated March 15, 2004.

10-CC	(21) *Restricted Stock Agreement between the Registrant and Tracy R. Nolan dated March 31, 2004.

10-DD	(23) *Form of Agreement for Restricted Stock under the Company’s 1997 Stock Option and Incentive Plan.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Certified Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
(1)	The copy of this exhibit filed as the same exhibit number to the Company’s Registration Statement on Form S-1 (Registration No. 333-34463) is incorporated herein by reference.
(2)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10— Q for the quarter ended September 30, 1998 is incorporated herein by reference.
(3)	The copy of this exhibit filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-65927) is incorporated herein by reference.
(4)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 is incorporated herein by reference.
(5)	The copy of this exhibit filed as Exhibit 10 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 4, 1999, is incorporated herein by reference.
(6)	The copy of this exhibit filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-82481) is incorporated herein by reference.
(7)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 is incorporated herein by reference.
(8)	The copy of this exhibit filed as Exhibit 4.3(iii) to the Company’s Registration Statement on Form S-8 (Registration No. 333-82481) is incorporated herein by reference.
(9)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2000 is incorporated herein by reference.
(10)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, is incorporated herein by reference.
(11)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.
(12)	The copy of this exhibit filed as Exhibit 4.3(iii) to the Company’s Registration Statement on Form S-8 (Registration No. 333-56882) is incorporated herein by reference.
(13)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is incorporated herein by reference.
(14)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001 is incorporated herein by reference.
(15)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2002 is incorporated herein by reference.
(16)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002 is incorporated herein by reference.
(17)	The copy of this exhibit filed as Exhibit 4.3(v) to the Company’s Registration Statement on Form S-8 (Registration No. 333-105646) is incorporated herein by reference.
(18)	The copy of this exhibit filed as Appendix B to the Company’s Definitive Proxy Statement filed on April 14, 2003 is incorporated herein by reference.

(19)	The copy of this exhibit filed as Appendix C to the Company’s Definitive Proxy Statement filed on April 14, 2003 is incorporated herein by reference.
(20)	The copy of this exhibit filed as the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004 is incorporated herein by reference.
(21)	The copy of this exhibit filed as the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004 is incorporated herein by reference.
(22)	The copy of this exhibit filed as Appendix A to the Company’s Definitive Proxy Statement filed on March 31, 2004 is incorporated herein by reference.
(23)	The copy of this exhibit filed as the same exhibit number to the Company’s Form 8-K filed on November 8, 2004 is incorporated herein by reference.
(24)	The copy of this exhibit filed as the same exhibit number to the Company’s Form 8-K filed on March 22, 2005 is incorporated herein by reference.