Form 10-Q
period 2005-04-02
PRIORITY HEALTHCARE CORP
filed 2005-05-09
CIK 1037975

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

As of April 29, 2005, the number of shares outstanding of each of the issuer’s classes of common stock were as follows:

Class A Common Stock – 6,567,839

Class B Common Stock – 37,265,073

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(000’s omitted, except share data)

(unaudited)

	Three-month period ended April 2, 2005	Three-month period ended April 3, 2004
Net sales	$486,741	$401,243
Cost of products sold	433,394	358,230

Gross profit	53,347	43,013

Selling, general and administrative expense	36,196	22,158
Depreciation and amortization	2,615	1,369

Earnings from operations	14,536	19,486

Interest income	122	206
Interest expense	(637)	(32)
Minority interest	1,500	(78)

Earnings before income taxes	15,521	19,582

Provision for income taxes	5,898	7,343

Net earnings	$9,623	$12,239

Earnings per share:
Basic	$.22	$.28
Diluted	$.22	$.28
Weighted average shares outstanding:
Basic	43,780,334	43,322,604
Diluted	44,443,342	44,056,295

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except share data)

	(unaudited) April 2, 2005	January 1, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$33,592	$43,465
Restricted cash	—	2,000
Marketable securities	11,739	17,289
Receivables, less allowance for doubtful accounts of $7,654 and $6,903, respectively	287,855	244,730
Finished goods inventory	117,440	112,616
Deferred income taxes	3,075	3,075
Other current assets	34,324	33,382

	488,025	456,557
Fixed assets, net	60,650	48,209
Other assets	6,004	5,886
Goodwill and other intangibles	159,259	158,741

Total assets	$713,938	$669,393

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$199,686	$173,969
Line of credit	45,369	40,290
Other current liabilities	29,716	26,906

	274,771	241,165
Deferred income taxes	9,714	9,714

Total liabilities	284,485	250,879

Minority interest	21,712	23,212

Commitments and contingencies (note 6)

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 55,000,000 shares authorized, 6,570,462 and 6,590,305 issued and outstanding, respectively	66	66
Class B, $0.01 par value, 180,000,000 shares authorized, 38,826,856 and 38,807,013 issued, respectively	388	388
Additional paid in capital	190,652	190,524
Retained earnings	241,922	232,299

	433,028	423,277
Less: Class B Common unearned restricted stock, 151,451 and 156,201 shares, respectively	(1,800)	(2,108)
Class B Common stock in treasury (at cost), 1,419,809 and 1,563,651 shares, respectively	(23,487)	(25,867)

Total shareholders’ equity	407,741	395,302

Total liabilities and shareholders’ equity	$713,938	$669,393

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Three-month period ended April 2, 2005	Three-month period ended April 3, 2004
Cash flow from operating activities:
Net earnings	$9,623	$12,239
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	2,615	1,369
Provision for doubtful accounts	1,044	701
Tax benefit from stock option exercises	472	145
Compensation expense on stock grants	258	249
Minority interest	(1,500)	78
Change in assets and liabilities:
Receivables	(44,168)	(20,672)
Finished goods inventory	(4,824)	13,905
Accounts payable	30,599	342
Other current assets and liabilities	3,868	4,319

Net cash (used) provided by operating activities	(2,013)	12,675

Cash flow from investing activities:
Sales, net of purchases, of marketable securities	5,550	5,311
Restricted cash for acquisition of business	2,000	—
Purchases of fixed assets	(19,857)	(2,768)
Increase in other assets	(118)	(582)
Acquisition of businesses	(2,600)	(5,796)

Net cash used by investing activities	(15,025)	(3,835)

Cash flow from financing activities:
Proceeds from line of credit	20,079	—
Repayments on line of credit	(15,000)	—
Proceeds from stock option exercises	1,932	468
Proceeds from employee stock purchase plan	154	75
Payments for purchase of treasury stock	—	(1,157)

Net cash provided (used) by financing activities	7,165	(614)

Net (decrease) increase in cash	(9,873)	8,226
Cash and cash equivalents at beginning of period	43,465	45,719

Cash and cash equivalents at end of period	$33,592	$53,945

Supplemental non-cash investing and financing activities:
Acquisition liabilities	$—	$287

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The accompanying consolidated financial statements have been prepared by Priority Healthcare Corporation (the “Company”) without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements for the three-month periods ended April 2, 2005 and April 3, 2004 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

For a summary of all of the Company’s accounting policies see Note 1 of the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 1, 2005.

2.	Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the applicable period. Diluted EPS include the weighted average number of common shares outstanding and the effect of common stock equivalents. The following is a reconciliation between basic and diluted weighted average shares outstanding for the three-month periods ended April 2, 2005 and April 3, 2004:

	(000’s omitted)
	Three-month period ended April 2, 2005	Three-month period ended April 3, 2004
Weighted average number of Class A and Class B common shares outstanding used as the denominator in the basic earnings per share calculation	43,780	43,323
Additional shares assuming exercise of dilutive stock options	564	645
Additional shares assuming unearned restricted stock is earned	99	69
Additional shares assuming contingently issuable shares related to acquisitions are issued	—	19

Weighted average number of Class A and Class B common and equivalent shares used as the denominator in the diluted earnings per share calculation	44,443	44,056

Options to purchase 2.9 million and 3.1 million shares with exercise prices greater than the average market prices of common stock during the three-month periods ended April 2, 2005 and April 3, 2004, respectively, were outstanding at April 2, 2005 and April 3, 2004, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

3.	In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has elected to continue to measure compensation for stock options issued to its employees and outside directors pursuant to APB Opinion No. 25 under the intrinsic value method. All stock options are granted with an exercise price at or above fair market value at the date of grant. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. Had compensation cost been determined based upon the fair value of the stock options at grant date, consistent with the method under SFAS No. 123, the Company’s net earnings and earnings per share for the three-month periods ended April 2, 2005 and April 3, 2004 would have been reduced to the following pro forma amounts indicated:

	(000’s omitted, except share data)
	Three-month period ended April 2, 2005	Three-month period ended April 3, 2004
Net earnings – as reported	$9,623	$12,239
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,193)	(1,843)

Pro forma net earnings	$8,430	$10,396

Basic earnings per share:
Basic – as reported	$0.22	$0.28
Basic – pro forma	$0.19	$0.24
Diluted earnings per share:
Diluted – as reported	$0.22	$0.28
Diluted – pro forma	$0.19	$0.24

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or FAS 123R. FAS 123R requires the Company to recognize compensation cost relating to all share-based payments to employees based on their fair values beginning the first quarter of 2006. The Company is evaluating the requirements of FAS 123R and expects that the adoption of FAS 123R may have a material impact on selling, general and administrative expenses. The Company has not determined the method of adoption and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under FAS 123 shown above.

4.	During the first three months of 2005, the Company paid the final $2 million contractual obligation due to the former owners of SinusPharmacy Corporation related to its 2003 acquisition.

On March 4, 2005, the Company acquired Matrix Oncology LP’s 40% share of the stock of Matrix Oncology, LLC (“Matrix”), a service provider within the oncology treatment industry. The Company already owned 60% of the stock of Matrix and was consolidating Matrix in its consolidated financial statements. The purchase price was $600,000 in cash and was allocated to goodwill. The fair value assigned to the goodwill acquired was based upon estimates and assumptions provided and compiled by management. The acquisition was financed by cash from operations. In addition, the former owner of Matrix is eligible to receive additional consideration up to a maximum of $3 million if certain predetermined events occur.

During the first three months of 2005, the Company contributed approximately $650,000 of out-of-pocket expenses and its rights in the concept to Centric Health LLC, a newly formed entity that will engage in the business of financing biopharmaceutical receivables, in exchange for a warrant to purchase limited liability company interests in Centric. Additional funding has been provided to Centric by Bindley Capital Partners I, LLC, which is controlled by the Company’s Chairman of the Board and two other directors of the Company. The investments of the Company and Bindley Capital Partners were on economically equivalent terms. It is contemplated that the ultimate aggregate ownership of Bindley Capital Partners and the Company will be less than 50% to satisfy regulatory requirements.

5.	The following is a reconciliation of the beginning and ending liability balances showing the changes during the three-month period ended April 2, 2005 attributable to restructuring costs. The lease termination costs end in 2007 and all employee termination costs have been paid.

(000’s omitted)
Lease Termination Costs
January 1, 2005 liability balance	$300
Costs paid	(42)

April 2, 2005 liability balance	$258

6.	In November 2004, the Company received a subpoena from the U.S. Department of Justice (the “DOJ”) requiring the Company to provide the DOJ with certain information regarding the promotion and marketing of Actimmune, a product manufactured by InterMune, Inc. The Company believes that the materials sought by the DOJ are part of an ongoing investigation being conducted by the United States Attorney’s Office for the Northern District of California. The Company is fully cooperating with the DOJ, however should the DOJ find that the Company acted improperly, it could subject the Company to fines and/or sanctions, which could have a material adverse effect on the Company’s business or financial condition.

The Company is also subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is expected to be material to the Company’s results of operations, financial condition or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements included in this quarterly report, which are not historical facts, are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our expectations or beliefs and involve certain risks and uncertainties that are beyond our control. Factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the effect of our internal growth and future acquisitions, changes in our supplier relationships, changes in third party reimbursement rates, changes in our customer mix and the financial stability of major customers, competitive pressures, our ability to successfully integrate acquired businesses, including the achievement of cost savings and revenue enhancements, changes in government regulations or the interpretation of these regulations and changes in interest rates. You are also directed to other risks and uncertainties discussed in other documents we file with the Securities and Exchange Commission, including without limitation those discussed in “Risk Factors” in our Form 10-K for the fiscal year ended January 1, 2005. You are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date herein.

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

Priority is a premier healthcare services company providing innovative, high quality and cost-effective solutions that enhance quality of life. As a national specialty pharmacy and distributor, Priority provides biopharmaceuticals, complex therapies, related disease treatment programs and a portfolio of other service offerings for patients, payors, physicians and pharmaceutical manufacturers. The growing number of specialty areas serviced by Priority include oncology, gastroenterology, reproductive endocrinology, neurology, hematology, pulmonology, ophthalmology, rhuematology, endocrinology, infectious disease and nephrology, as well as ambulatory surgery centers. Priority sells over 5,000 Stock Keeping Units (“SKUs”) of specialty pharmaceuticals and medical supplies to outpatient renal care centers and office-based physicians in oncology and other physician specialty markets. Priority offers value-added services to meet the specific needs of these markets by shipping refrigerated pharmaceuticals overnight in special packaging to maintain appropriate temperatures, offering automated order entry services and offering customized distribution for group accounts. From distribution centers in Sparks, Nevada and Grove City, Ohio, Priority services over 7,000 customers in all 50 states, including office-based oncologists, renal dialysis clinics, ambulatory surgery centers and primary care physicians.

Priority also fills individual patient prescriptions, primarily for self-administered biopharmaceuticals. These patient-specific prescriptions are filled at 32 licensed pharmacies in 17 states and are primarily shipped directly to the patient overnight in specialized packages. Additionally, Priority offers some home-based specialty infusion therapy services. Over 98% of Priority’s sales relates to the sale of biopharmaceuticals. Priority also provides disease treatment programs for hepatitis C, cancer, infertility, hemophilia, human growth hormone deficiency, rheumatoid arthritis, Crohn’s disease, infertility, pulmonary hypertension, pain management, multiple sclerosis, sinusitis, age-related macular degeneration, idiopathic pulmonary fibrosis, immune deficiencies, psoriasis, cystic fibrosis and others. These programs are branded as disease specific Caring Paths™.

Priority is also a provider of reimbursement solutions and product support to pharmaceutical manufacturers, biotechnology companies and medical device companies.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. For a summary of all of our accounting policies, see Note 1 of the Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended January 1, 2005. For the items in our financial statements that we believe are the most dependent on the application of significant estimates and judgments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our Form 10-K for the fiscal year ended January 1, 2005.

Results of Operations

The following table sets forth for the periods indicated, the percentages of net sales represented by the respective financial items:

	Three-month period ended April 2, 2005	Three-month period ended April 3, 2004
Net sales	100.0%	100.0%
Cost of products sold	89.0	89.3

Gross profit	11.0	10.7

Selling, general and administrative expense	7.4	5.5
Depreciation and amortization	.5	.3

Earnings from operations	3.0	4.9

Interest income	—	.1
Interest expense	(.1)	—
Minority interest	.3	—

Earnings before income taxes	3.2	4.9

Provision for income taxes	1.2	1.8

Net earnings	2.0%	3.1%

Net sales increased to $486.7 million in the first three months of 2005 from $401.2 million in the first three months of 2004, an increase of 21%. The growth primarily reflected the addition of new customers, new product introductions and additional sales to existing customers, which in total represented an increase of approximately 11%, the acquisitions of HealthBridge Reimbursement and Product Support, Inc. (“HealthBridge”) and Integrity Healthcare Services, Inc. (“Integrity”), which represented an increase of approximately 6%, and inflationary price increases, which represented an increase of approximately 4%.

Gross profit increased to $53.3 million in the first three months of 2005 from $43.0 million in the first three months of 2004, an increase of 24%. The increase in gross profit reflected increased sales and the acquisitions of HealthBridge and Integrity. Gross profit as a percentage of net sales increased in the first three months of 2005 to 11.0% from 10.7% in the first three months of 2004. This increase was primarily attributable to selling higher margin HealthBridge services and Integrity products, netted with the change in sales mix, as lower margin products experienced increased sales. Competition continues to exert pressure on margins.

Selling, general and administrative (“SGA”) expense increased to $36.2 million in the first three months of 2005 from $22.2 million in the first three months of 2004, an increase of 63%. SGA expense as a percentage of net sales increased in the first three months of 2005 to 7.4% from 5.5% in the first three months of 2004. The increase in SGA expense reflected the growth in our business, costs related to new business relationships with drug manufacturers, increased costs attributable to providing more clinically oriented services, costs related to our Sarbanes-Oxley Section 404 internal control project, incremental costs of running multiple information systems as we prepare to bring the remaining modules of our new enterprise wide information technology system live, and premium increases for health, property and liability insurance, which in total represented approximately $3.5 million of the increase. $10.5 million of the increase related to the SGA expense associated with the acquisitions of HealthBridge and Integrity and the start-up of the joint venture between us and Aetna Inc., Aetna Specialty Pharmacy, LLC, which is an Aetna-branded specialty pharmacy operation. The increase in SGA expense as a percentage of net sales resulted from costs related to new business relationships with drug manufacturers, increased costs attributable to providing more clinically oriented services, costs related to our Sarbanes-Oxley Section 404 internal control project, incremental costs of running multiple information systems as we prepare to bring the remaining modules of our new enterprise wide information technology system live, premium increases for health, property and liability insurance, and costs related to the acquisitions of HealthBridge and Integrity and the development of the new Aetna Specialty Pharmacy. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

Depreciation and amortization (“D&A”) increased to $2.6 million in the first three months of 2005 from $1.4 million in the first three months of 2004, an increase of 91%. The increase in D&A was primarily the result of depreciation on newly acquired computer hardware and software, furniture and equipment, transportation equipment, telephone equipment and leasehold improvements and amortization of intangible assets related to the acquisitions of HealthBridge and Integrity.

Interest income decreased to $122,000 in the first three months of 2005 from $206,000 in the first three months of 2004, a decrease of 41%. In the first three months of 2005 we earned an average of 0.90% on an average invested balance of $54.0 million. In the first three months of 2004 we earned an average of 1.28% on an average invested balance of $64.5 million. The decrease in interest income was due to the lower average invested balance and the lower interest rate earned. In the first three months of 2005 and 2004 the interest income was primarily related to amounts earned by investing cash and funds received from operations and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

Interest expense increased to $637,000 in the first three months of 2005 from $32,000 in the first three months of 2004, an increase of $605,000. In 2005 we paid an average rate of 4.32%, plus amortization of the line of credit origination costs, on an average line of credit balance of $51.3 million.

Minority interest was a positive $1.5 million in the first three months of 2005 compared to a negative $78,000 in the first three months of 2004. In 2005, the minority interest primarily represented sharing the start up losses of our Aetna Specialty Pharmacy with Aetna, our joint venture partner.

The provision for income taxes in the first three months of 2005 and 2004 represented 38.0% and 37.5%, respectively, of earnings before income taxes.

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

On April 2, 2005, we had cash and cash equivalents of $33.6 million, marketable securities of $11.8 million and working capital of $213.3 million. On February 5, 2004, we entered into, and on February 27, 2004, we amended, an agreement with Suntrust Bank, as administrative agent, for an unsecured three year revolving credit facility for up to $150 million. We intend to use the available proceeds to fund acquisitions, repurchase shares of our Class B Common Stock, provide for working capital and capital expenditures, and for other general corporate purposes. The revolving credit facility requires us, among other things, to maintain a minimum consolidated net worth, a minimum interest coverage ratio and limits our leverage ratio. We were in compliance with these covenants as of April 2, 2005. On April 2, 2005, the principal amount outstanding under this facility was $45.0 million. We believe that cash and cash equivalents, marketable securities, working capital, our revolving credit facility and cash from operations will be sufficient to meet our working capital needs for at least one year.

Net cash used by operating activities. Our operations used $2.0 million in cash during the first three months of 2005. Receivables increased $44.2 million during the first three months of 2005, primarily (i) to support the increase in sales, (ii) due to an increase in days sales outstanding, or DSO’s, primarily driven by the strong performance of products that carry a higher DSO than the company average, (iii) due to the start-up of the Aetna Specialty Pharmacy and (iv) due to the extension of credit terms to meet competitive conditions. Finished goods inventory increased $4.8 million during the first three months of 2005 due to the start-up of the Aetna Specialty Pharmacy. The $30.6 million increase in accounts payable was attributable to the increase in inventory, the timing of purchases and payments and credit terms negotiated with vendors. Other current assets and liabilities increased cash by $3.9 million primarily due to an increase in income taxes payable and accrued expenses. We anticipate that our operations may require cash to fund our growth.

Net cash used by investing activities. During the first three months of 2005, we sold $5.6 million of marketable securities. Capital expenditures during the first three months of 2005 totaled $19.9 million. These purchases were partially for our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. $11.9 million of the total capital expenditures related to the start-up of the Aetna Specialty Pharmacy. During 2004, Aetna contributed $23 million to the joint venture. We expect that capital expenditures during the last nine months of 2005 will be approximately $7 to $12 million and during 2006 will be approximately $16 to $21 million. We anticipate that these expenditures will relate primarily to our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. During the first three months of 2005, we paid the final $2.0 million contractual obligation due to the former owners of SinusPharmacy Corporation related to its 2003 acquisition. That final payment also reduced our restricted cash by $2.0 million.

Net cash provided by financing activities. During the first three months of 2005, we received proceeds of $1.9 million from stock option exercises and $154,000 from the employee stock purchase plan. Also during the first three months of 2005, we borrowed $20.1 million on our line of credit and made repayments of $15.0 million on our line of credit.

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to off-balance sheet arrangements described in our Form 10-K for the fiscal year ended January 1, 2005. Other than a $5.1 million increase in our line of credit obligation, there have been no material changes outside the ordinary course of business in our contractual obligations described in our Form 10-K for the fiscal year ended January 1, 2005.

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

We are also exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $150,000 and $13,000 for the three-month periods ended April 2, 2005 and April 3, 2004, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Class B Common Stock Purchased		Average Price Paid per Share of Class B Common Stock	Total Number of Shares of Class B Common Stock Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares of Class B Common Stock that May Yet Be Purchased Under the Program (1)
January 2, 2005 - February 1, 2005	0		$—	0	2,000,000
February 2, 2005 - March 1, 2005	0		—	0	2,000,000
March 2, 2005 - April 2, 2005	596	(2)	21.63	0	2,000,000

Total	596	(2)	$21.63	0

(1)	On October 27, 2004, the Company’s Board of Directors approved the purchase of up to 2,000,000 shares of the Company’s outstanding shares of Class B Common Stock. The purchases are approved through October 31, 2005. No shares have been purchased to date.
(2)	Represents shares of Class B Common Stock withheld to satisfy tax obligations in connection with the vesting of restricted stock.

Item 6. Exhibits.

Exhibit No.	Description
3-A	Restated Articles of Incorporation of the Registrant, as last amended May 22, 2000.

3-B	By-Laws of the Registrant, as amended to date (incorporated herein by reference from the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

4-A	(i) Revolving Credit Agreement, dated as of February 5, 2004, among the Registrant, as Borrower, the Lenders from time to time parties thereto, and SunTrust Bank, as Administrative Agent (incorporated herein by reference from the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

(ii) First Amendment to Revolving Credit Agreement, dated as of February 27, 2004, among the Registrant, as Borrower, the Lenders from time to time parties thereto, and SunTrust Bank, as Administrative Agent (incorporated herein by reference from the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

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

May 9, 2005	PRIORITY HEALTHCARE CORPORATION

	BY:	/S/ STEPHEN M. SAFT
Stephen M. Saft
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)