Form 10-Q
period 2005-07-02
PRIORITY HEALTHCARE CORP
filed 2005-08-11
CIK 1037975

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

As of July 29, 2005, the number of shares outstanding of each of the issuer’s classes of common stock were as follows:

Class A Common Stock – 6,458,578

Class B Common Stock – 37,464,125

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(000’s omitted, except share data)

(unaudited)

	Six-month period ended July 2, 2005	Six-month period ended July 3, 2004	Three-month period ended July 2, 2005	Three-month period ended July 3, 2004
Net sales	$1,053,342	$839,695	$566,601	$438,452
Cost of products sold	937,127	750,815	503,733	392,585

Gross profit	116,215	88,880	62,868	45,867

Selling, general and administrative expense	77,419	45,572	41,223	23,414
Restructuring charge	—	1,317	—	1,317
Depreciation and amortization	5,476	2,799	2,861	1,430

Earnings from operations	33,320	39,192	18,784	19,706

Interest income	168	369	46	163
Interest expense	(1,336)	(196)	(699)	(164)
Minority interest	1,793	(163)	293	(85)

Earnings before income taxes	33,945	39,202	18,424	19,620

Provision for income taxes	12,900	14,799	7,002	7,456

Net earnings	$21,045	$24,403	$11,422	$12,164

Earnings per share:
Basic	$.48	$.56	$.26	$.28
Diluted	$.47	$.56	$.26	$.28
Weighted average shares outstanding:
Basic	43,812,618	43,305,603	43,844,902	43,288,606
Diluted	44,409,470	43,926,991	44,375,597	43,797,690

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except share data)

	(unaudited)
	July 2, 2005	January 1, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$20,470	$43,465
Restricted cash	—	2,000
Marketable securities	5,454	17,289
Receivables, less allowance for doubtful accounts of $7,275 and $6,903, respectively	325,655	244,730
Finished goods inventory	131,122	112,616
Deferred income taxes	3,075	3,075
Other current assets	36,037	33,382

	521,813	456,557
Fixed assets, net	62,337	48,209
Other assets	7,814	5,886
Goodwill and other intangibles	172,132	158,741

Total assets	$764,096	$669,393

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$210,415	$173,969
Line of credit	70,400	40,290
Other current liabilities	27,220	26,906

	308,035	241,165
Deferred income taxes	9,714	9,714

Total liabilities	317,749	250,879

Minority interest	25,818	23,212

Commitments and contingencies (note 6)

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock
Class A, $0.01 par value, 55,000,000 shares authorized, 6,560,926 and 6,590,305 issued and outstanding, respectively	66	66
Class B, $0.01 par value, 180,000,000 shares authorized, 38,836,392 and 38,807,013 issued, respectively	388	388
Additional paid in capital	190,837	190,524
Retained earnings	253,344	232,299

	444,635	423,277
Less: Class B Common unearned restricted stock, 151,451 and 156,201 shares, respectively	(1,527)	(2,108)
Class B Common stock in treasury (at cost), 1,364,732 and 1,563,651 shares, respectively	(22,579)	(25,867)

Total shareholders’ equity	420,529	395,302

Total liabilities and shareholders’ equity	$764,096	$669,393

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Six-month period ended July 2, 2005	Six-month period ended July 3, 2004
Cash flow from operating activities:
Net earnings	$21,045	$24,403
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation and amortization	5,476	2,799
Provision for doubtful accounts	1,899	1,479
Tax benefit from stock option exercises	557	149
Compensation expense on stock grants	569	561
Equity investment income	(14)	—
Equity investment distribution	212	—
Minority interest	2,606	163
Change in assets and liabilities, net of acquisitions:
Receivables	(77,218)	(41,929)
Finished goods inventory	(17,942)	12,704
Accounts payable	41,027	12,645
Other current assets and liabilities	1,521	6,498

Net cash (used) provided by operating activities	(20,262)	19,472

Cash flow from investing activities:
Sales, net of purchases, of marketable securities	11,835	7,596
Restricted cash for acquisition of business	2,000	—
Purchases of fixed assets	(24,524)	(5,928)
Increase in other assets, net of acquisitions	(1,006)	(15,582)
Acquisition of businesses, net of cash acquired	(9,205)	(14,666)

Net cash used by investing activities	(20,900)	(28,580)

Cash flow from financing activities:
Proceeds from line of credit	55,110	5,006
Repayments on line of credit	(40,000)	—
Proceeds from stock option exercises	2,643	485
Proceeds from employee stock purchase plan	426	156
Payments for purchase of treasury stock	(12)	(1,157)

Net cash provided by financing activities	18,167	4,490

Net decrease in cash	(22,995)	(4,618)
Cash and cash equivalents at beginning of period	43,465	45,719

Cash and cash equivalents at end of period	$20,470	$41,101

Supplemental non-cash investing and financing activities:
Acquisition liabilities	$—	$255
Stock issued in connection with acquisition	$—	$230

See accompanying notes to consolidated financial statements.

PRIORITY HEALTHCARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	The accompanying consolidated financial statements have been prepared by Priority Healthcare Corporation (the “Company”) without audit. Certain information and footnote disclosures, including significant accounting policies, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that the financial statements for the three-month and six-month periods ended July 2, 2005 and July 3, 2004 include all necessary adjustments for fair presentation. Results for any interim period may not be indicative of the results for the entire year.

For a summary of all of the Company’s accounting policies see Note 1 of the consolidated financial statements contained in the Company’s Form 10-K for the fiscal year ended January 1, 2005.

2.	Basic earnings per share (“EPS”) computations are calculated utilizing the weighted average number of common shares outstanding during the applicable period. Diluted EPS include the weighted average number of common shares outstanding and the effect of common stock equivalents. The following is a reconciliation between basic and diluted weighted average shares outstanding for the three-month and six-month periods ended July 2, 2005 and July 3, 2004:

	(000’s omitted)
	Six-month period ended July 2, 2005	Six-month period ended July 3, 2004	Three-month period ended July 2, 2005	Three-month period ended July 3, 2004
Weighted average number of Class A and Class B common shares outstanding used as the denominator in the basic earnings per share calculation	43,813	43,306	43,845	43,289
Additional shares assuming exercise of dilutive stock options	502	542	441	439
Additional shares assuming unearned restricted stock is earned	94	70	90	70
Additional shares assuming contingently issuable shares related to acquisitions are issued	—	9	—	—

Weighted average number of Class A and Class B common and equivalent shares used as the denominator in the diluted earnings per share calculation	44,409	43,927	44,376	43,798

Options to purchase 2.8 million and 3.2 million shares with exercise prices greater than the average market prices of common stock during the three-month periods ended July 2, 2005 and July 3, 2004, respectively, were outstanding at July 2, 2005 and July 3, 2004, respectively. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

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

The Company has elected to continue to measure compensation for stock options issued to its employees and outside directors pursuant to APB Opinion No. 25 under the intrinsic value method. All stock options are granted with an exercise price at or above fair market value at the date of grant. Accordingly, no compensation expense has been recognized in connection with the issuance of stock options. Had compensation cost been determined based upon the fair value of the stock options at grant date, consistent with the method under SFAS No. 123, the Company’s net earnings and earnings per share for the three-month and six-month periods ended July 2, 2005 and July 3, 2004 would have been reduced to the following pro forma amounts indicated:

	(000’s omitted, except share data)
	Six-month period ended July 2, 2005	Six-month period ended July 3, 2004	Three-month period ended July 2, 2005	Three-month period ended July 3, 2004
Net earnings – as reported	$21,045	$24,403	$11,422	$12,164
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,437)	(3,523)	(1,244)	(1,803)

Pro forma net earnings	$18,608	$20,880	$10,178	$10,361

Basic earnings per share:
Basic – as reported	$0.48	$0.56	$0.26	$0.28
Basic – pro forma	$0.42	$0.48	$0.23	$0.24
Diluted earnings per share:
Diluted – as reported	$0.47	$0.56	$0.26	$0.28
Diluted – pro forma	$0.42	$0.48	$0.23	$0.24

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

4.	During the first six months of 2005, the Company paid a $2 million contractual obligation due to the former owners of SinusPharmacy Corporation (“Sinus”) related to its 2003 acquisition. There is also a potential contingent payment based on the growth of EBITDA related to the Sinus acquisition. The period that this contingent payment relates to ends on September 30, 2005. The formula that drives a potential payment is driven by EBITDA growth and is unlimited. However, based on the current EBITDA trends, no payment is expected to be made under the terms of this agreement.

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

On June 7, 2005, the Company acquired all of the outstanding common shares of SpectraCare, Inc. (“SpectraCare”). The aggregate purchase price for the outstanding common shares of SpectraCare was approximately $6.8 million, comprised of approximately $6.4 million in cash and approximately $400,000 of direct acquisition costs. In addition, as part of the closing process, the Company paid approximately $15 million to repay SpectraCare’s line of credit balance in full. The acquisition was financed by the Company’s existing line of credit. SpectraCare is a specialty infusion pharmacy and medical management company. The transaction is expected to expand the Company’s specialty infusion capabilities. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values. The fair values assigned to the tangible assets acquired and liabilities assumed were based upon estimates and assumptions provided and compiled by management. The intangible assets consist primarily of non-compete agreements and a payor contract. The fair values assigned to the non-compete agreements ($190,000) and the payor contract ($150,000) were based upon management estimates. The excess purchase price of $12.6 million was recorded as goodwill. The primary valuation drivers for companies acquired by the Company are the strategic fit and the expected EBITDA, EBITDA growth, and returns on capital. The acquisition prices are not typically related to the values of the individual tangible or intangible assets, and therefore, generally result in the allocation of a portion of the purchase price to goodwill.

The following table summarizes the estimated fair values of the SpectraCare assets acquired and liabilities assumed at the date of acquisition (000’s omitted):

Cash	$208
Accounts receivable	5,606
Inventories	564
Other current assets	3,972
Property, equipment and other assets	83
Equity investment	1,120
Intangible assets	340
Goodwill	12,643

Total assets acquired	24,536

Line of credit	15,001
Accounts payable	595
Other current liabilities	2,128

Total liabilities assumed	17,724

Net assets acquired	$6,812

The results of operations of SpectraCare prior to the date of acquisition were not material to the results of the Company for the periods presented in these consolidated financial statements. The results of operations after the acquisition date are included in the consolidated financial statements.

During the first six months of 2005, the Company contributed approximately $750,000 of out-of-pocket expenses and its rights in the concept to Centric Health LLC, a newly formed entity that will engage in the business of financing biopharmaceutical receivables, in exchange for a warrant to purchase limited liability company interests in Centric. Additional funding has been provided to Centric by Bindley Capital Partners I, LLC, which is controlled by the Company’s Chairman of the Board and two other directors of the Company. The investments of the Company and Bindley Capital Partners I, LLC are on economically equivalent terms. It is contemplated that the ultimate aggregate ownership of Bindley Capital Partners and the Company will be less than 50% to satisfy regulatory requirements.

5.	The following is a reconciliation of the beginning and ending liability balances showing the changes during the three-month and six-month periods ended July 2, 2005 attributable to restructuring costs. The lease termination costs end in 2007 and all employee termination costs have been paid.

(000’s omitted)
Lease Termination Costs
January 1, 2005 liability balance	$300
Costs paid	(42)

April 2, 2005 liability balance	258
Costs paid	(42)

July 2, 2005 liability balance	$216

6.	In November 2004, the Company received a subpoena from the U.S. Department of Justice (the “DOJ”) requiring the Company to provide the DOJ with certain information regarding the promotion and marketing of Actimmune, a product manufactured by InterMune, Inc. The Company believes that the materials sought by the DOJ are part of an ongoing investigation being conducted by the United States Attorney’s Office for the Northern District of California. The Company is fully cooperating with the DOJ, however should the DOJ find that the Company acted improperly, it could subject the Company to fines and/or sanctions, which could have a material adverse effect on the Company’s business or financial condition.

On July 29, 2005, a purported shareholder class action lawsuit relating to the Agreement and Plan of Merger, dated as of July 21, 2005 (the “Merger Agreement”), by and among Express Scripts, Inc., Pony Acquisition Corporation and Priority Healthcare Corporation was filed in the Circuit Court of the Eighteenth Judicial Circuit, in and for Seminole County, Florida, naming the Company and each of its directors as defendants. The lawsuit, James Hanson v. Priority Healthcare Corporation, et al (Case No. 05-CA-1513-1627-K), alleges, among other things, that:

•	The Company’s directors breached their fiduciary duties of good faith, fair dealing, loyalty and due care to the Company’s shareholders by failing to (a) fully inform themselves of the market value of the Company before entering into the Merger Agreement; (b) act in the best interests of the Company’s shareholders; (c) maximize shareholder value; (d) obtain the best financial and other terms when the Company’s independent existence will be materially altered by the Merger Agreement; and (e) act in accordance with their fundamental duties of good faith, fair dealing, due care and loyalty.

•	The Company aided and abetted its directors’ breaches of their fiduciary duties via entering into the Merger Agreement.

The complaint seeks the following relief: (1) a declaration that the lawsuit is properly maintainable as a class action and certification of the plaintiff as class representative and plaintiff’s counsel as class counsel; (2) a declaration that the Merger Agreement was entered into in breach of fiduciary duties and is therefore unlawful and unenforceable; (3) an injunction prohibiting the Company and its directors from proceeding with the Merger Agreement; (4) an injunction prohibiting the Company and its directors from consummating the merger unless and until the Company and its directors implement procedures to obtain the highest possible price for the Company; (5) an order directing the Company’s directors to exercise their fiduciary duties to obtain a transaction which is in the best interests of the Company’s shareholders until the process for the sale or auction of the Company is completed and the highest possible price is obtained; (6) an award of costs and disbursements, including reasonable attorneys’ and experts’ fees; and (7) such other and further relief as the court may deem just and proper.

The Company believes this lawsuit is without merit and plans to defend it vigorously.

The Company is also subject to ordinary and routine lawsuits and governmental inspections, investigations and proceedings incidental to its business, none of which is expected to be material to the Company’s results of operations, financial condition or cash flows.

7.	On July 21, 2005, the Company signed a definitive agreement to be acquired by Express Scripts, Inc. in a cash transaction for $28 per share, or approximately $1.3 billion. The transaction is expected to close in the fourth quarter of 2005, subject to customary closing conditions, approval of the Company’s shareholders, and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

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

Results of Operations

The following table sets forth for the periods indicated, the percentages of net sales represented by the respective financial items:

	Six-month period ended July 2, 2005	Six-month period ended July 3, 2004	Three-month period ended July 2, 2005	Three-month period ended July 3, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	89.0	89.4	88.9	89.5

Gross profit	11.0	10.6	11.1	10.5

Selling, general and administrative	7.3	5.4	7.3	5.3
Restructuring charge	—	.2	—	.3
Depreciation and amortization	.5	.3	.5	.3

Earnings from operations	3.2	4.7	3.3	4.5

Interest income	—	—	—	—
Interest expense	(.1)	—	(.1)	—
Minority interest	.2	—	.1	—

Earnings before income taxes	3.2	4.7	3.3	4.5
Provision for income taxes	1.2	1.8	1.2	1.7

Net earnings	2.0%	2.9%	2.0%	2.8%

Net sales increased to $1.05 billion in the first six months of 2005 from $839.7 million in the first six months of 2004, an increase of 25%. Net sales increased to $566.6 million in the three months ended July 2, 2005, from $438.5 million in the three months ended July 3, 2004, an increase of 29%. Comparing the first six months of 2005 to the first six months of 2004, the growth primarily reflected the addition of new customers, new product introductions and additional sales to existing customers, which in total (combined due to their overlapping qualities) represented an increase of approximately 6%, the additional net sales generated by Aetna Specialty Pharmacy, LLC (“ASRx”), which represented an increase of approximately 8%, the acquisitions of HealthBridge Reimbursement and Product Support, Inc. (“HealthBridge”), Integrity Healthcare Services, Inc. (“Integrity”) and SpectraCare, Inc. (“SpectraCare”), which represented an increase of approximately 7%, and inflationary price increases, which represented an increase of approximately 4%. Comparing the three months ended July 2, 2005 to the three months ended July 3, 2004, the growth primarily reflected the addition of new customers, new product introductions and additional sales to existing customers, which in total (combined due to their overlapping qualities) represented an increase of approximately 5%, the additional net sales generated by ASRx, which represented an increase of approximately 13%, the acquisitions of HealthBridge, Integrity and SpectraCare, which represented an increase of approximately 7%, and inflationary price increases, which represented an increase of approximately 4%.

Gross profit increased to $116.2 million in the first six months of 2005 from $88.9 million in the first six months of 2004, an increase of 31%. Gross profit as a percentage of net sales increased in the first six months of 2005 to 11.0% from 10.6% in the first six months of 2004. Gross profit increased to $62.9 million in the three months ended July 2, 2005, from $45.9 million in the three months ended July 3, 2004, an increase of 37%. Gross profit as a percentage of net sales increased in the three months ended July 2, 2005, to 11.1% from 10.5% in the three months ended July 3, 2004. The increases in gross profit reflected increased sales, the addition of ASRx and the acquisitions of HealthBridge, Integrity and SpectraCare. The increases in gross profit as a percentage of net sales were primarily attributable to selling higher margin (compared to historical averages) HealthBridge services and Integrity and SpectraCare products (six-month period net sales increase of approximately $56.3 million and three-month period net sales increase of approximately $29.8 million), netted with the change in sales mix, as lower margin products experienced increased sales (lower margin nephrology distribution products had six-month period net sales increases of $23.9 million and three-month period net sales increases of $9.5 million and lower margin ophthalmology distribution products had six-month period net sales increases of $20.5 million and three-month period net sales increases of $11.2 million). Without the additional net sales and cost of services and products sold at HealthBridge, Integrity and SpectraCare, the gross profit as a percentage of net sales would have been 9.6% in both the three-month and six-month periods ended July 2, 2005. Competition continues to exert pressure on margins.

Selling, general and administrative (“SGA”) expense increased to $77.4 million in the first six months of 2005 from $45.6 million in the first six months of 2004, an increase of 70%. SGA expense as a percentage of net sales increased in the first six months of 2005 to 7.3% from 5.4% in the first six months of 2004. SGA expense increased to $41.2 million in the three months ended July 2, 2005, from $23.4 million in the three months ended July 3, 2004, an increase of 76%. SGA expense as a percentage of net sales increased in the three months ended July 2, 2005 to 7.3% from 5.3% in the three months ended July 3, 2004. The increases in SGA expense reflected the growth in our business (primarily specialty distribution products), costs related to new business relationships with drug manufacturers, increased costs attributable to providing more clinically oriented services, costs related to our Sarbanes-Oxley Section 404 internal control project, costs related to the pending acquisition by Express Scripts, Inc. and another transaction that was not consummated (approximately $575,000 in the three-month period ended July 2, 2005), incremental costs of running multiple information systems as we prepare to bring the remaining modules of our new enterprise wide information technology system live, and premium increases for health, property and liability insurance, which in total represented approximately $5.1 million and $8.6 million of the increase for the three-month and six-month periods ended July 2, 2005 compared to the three-month and six-month periods ended July 3, 2004, respectively. $12.7 million and $23.2 million of the increases for the three-month and six-month periods ended July 2, 2005 compared to the three-month and six-month periods ended July 3, 2004, respectively, related to SGA expense associated with the addition of ASRx and the acquisitions of HealthBridge, Integrity and SpectraCare. The increase in SGA expense as a percentage of net sales for the three-month and six-month periods ended July 2, 2005 compared to the three-month and six-month periods ended July 3, 2004 resulted from costs related to new business relationships with drug manufacturers, increased costs attributable to providing more clinically oriented services, costs related to our Sarbanes-Oxley Section 404 internal control project, costs related to the pending acquisition by Express Scripts, Inc. and another transaction that was not consummated (three-month period ended July 2, 2005), incremental costs of running multiple information systems as we prepare to bring the remaining modules of our new enterprise wide information technology system live, premium increases for health, property and liability insurance and costs related to the addition of ASRx and the acquisitions of HealthBridge, Integrity and SpectraCare. Management continually monitors SGA expense and remains focused on controlling these increases through improved technology and efficient asset management.

The restructuring charge of $1.3 million in the three-month and six-month periods ended July 3, 2004 related to facility consolidation and certain employee and lease termination costs.

Depreciation and amortization (“D&A”) increased to $5.5 million in the first six months of 2005 from $2.8 million in the first six months of 2004, an increase of 96%. D&A increased to $2.9 million in the three months ended July 2, 2005, from $1.4 million in the three months ended July 3, 2004, an increase of 100%. The increases in D&A were primarily the result of depreciation on newly acquired computer hardware and software, furniture and equipment, transportation equipment, telephone equipment and leasehold improvements and amortization of intangible assets related to the acquisitions of HealthBridge, Integrity and SpectraCare.

Interest income decreased to $168,000 in the first six months of 2005 from $369,000 in the first six months of 2004, a decrease of 54%. Interest income decreased to $46,000 in the three months ended July 2, 2005 from $163,000 in the three months ended July 3, 2004, a decrease of 72%. In the first six months of 2005 we earned an average of 0.76% on an average invested balance of $44.3 million. In the first six months of 2004 we earned an average of 1.30% on an average invested balance of $56.9 million. In the three months ended July 2, 2005 we earned an average of 0.52% on an average invested balance of $35.6 million. In the three months ended July 3, 2004 we earned an average of 1.12% on an average invested balance of $58.4 million. The decreases in interest income were due to the lower average invested balances and the lower interest rates earned. In the three-month and six-month periods ended July 2, 2005 and July 3, 2004 the interest income was primarily related to amounts earned by investing cash and funds received from operations and stock option exercises in overnight repurchase agreements with major financial institutions and in marketable securities.

Interest expense increased to $1.3 million in the first six months of 2005 from $196,000 in the first six months of 2004, an increase of $1.1 million. Interest expense increased to $699,000 in the three months ended July 2, 2005 from $164,000 in the three months ended July 3, 2004, an increase of $535,000. In the first six months of 2005 we paid an average rate of 4.11%, plus amortization of the line of credit origination costs, on an average line of credit balance of $56.4 million. In the first six months of 2004 we paid an average rate of 2.59%, plus amortization of the line of credit origination costs, on an average line of credit balance of $2.1 million. In the three months ended July 2, 2005 we paid an average rate of 3.89%, plus amortization of the line of credit origination costs, on an average line of credit balance of $58.8 million. In the three months ended July 3, 2004 we paid an average rate of 2.59%, plus amortization of the line of credit origination costs, on an average line of credit balance of $3.8 million.

Minority interest was a positive $1.8 million in the first six months of 2005 compared to a negative $163,000 in the first six months of 2004. Minority interest was a positive $293,000 in the three months ended July 2, 2005 compared to a negative $85,000 in the three months ended July 3, 2004. In 2005, the minority interest primarily represented sharing the start up losses of our Aetna Specialty Pharmacy with Aetna, our joint venture partner.

The provision for income taxes in the three-month and six-month periods ended July 2, 2005 represented 38.0% of earnings before income taxes. The provision for income taxes in the three-month and six-month periods ended July 3, 2004 represented 38.0% and 37.8%, respectively, of earnings before income taxes.

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

On July 2, 2005, we had cash and cash equivalents of $20.5 million, marketable securities of $5.5 million and working capital of $213.8 million. On February 5, 2004, we entered into, and on February 27, 2004, we amended, an agreement with Suntrust Bank, as administrative agent, for an unsecured three year revolving credit facility for up to $150 million. We intend to use the available proceeds to fund acquisitions, repurchase shares of our Class B Common Stock, provide for working capital and capital expenditures, and for other general corporate purposes. The revolving credit facility requires us, among other things, to maintain a minimum consolidated net worth, a minimum interest coverage ratio and limits our leverage ratio. We were in compliance with these covenants as of July 2, 2005. On July 2, 2005, the principal amount outstanding under this facility was $70.0 million. We believe that cash and cash equivalents, marketable securities, working capital, our revolving credit facility and cash from operations will be sufficient to meet our working capital needs for at least one year.

Net cash used by operating activities. Our operations used $20.3 million in cash during the first six months of 2005. Receivables, net of acquisitions, increased $77.2 million during the first six months of 2005, primarily (i) to support the increase in sales, (ii) due to an increase in days sales outstanding, or DSO’s, primarily driven by the strong performance of products that carry a higher DSO than the company average, (iii) due to the addition of ASRx and (iv) due to the extension of credit terms to meet competitive conditions. Finished goods inventory, net of acquisitions, increased $17.9 million during the first six months of 2005 due to the addition of ASRx and taking advantage of purchasing opportunities for certain inventory items that are expected to be sold during the remainder of 2005. The $41.0 million increase in accounts payable, net of acquisitions, was attributable to the increase in inventory, the timing of purchases and payments and credit terms negotiated with vendors. Other current assets and liabilities, net of acquisitions, increased cash by $1.5 million primarily due to an increase in accrued expenses. We anticipate that our operations may require cash to fund our growth.

Net cash used by investing activities. During the first six months of 2005, we sold $11.8 million of marketable securities. Capital expenditures during the first six months of 2005 totaled $24.5 million. These purchases were partially for our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. $12.3 million of the total capital expenditures related to the addition of ASRx. During 2004 and 2005, Aetna contributed $23.0 million and $4.4 million, respectively, to the joint venture. We expect that capital expenditures during the last six months of 2005 will be approximately $4 to $8 million and during 2006 will be approximately $16 to $21 million. We anticipate that these expenditures will relate primarily to our new enterprise wide information technology system, computer hardware and software, telecommunications equipment, furniture and equipment and leasehold improvements. During the first six months of 2005, we paid the final $2.0 million contractual obligation due to the former owners of SinusPharmacy Corporation related to its 2003 acquisition. That final payment also reduced our restricted cash by $2.0 million. Also during the first six months of 2005, we paid approximately $6.8 million for the SpectraCare acquisition.

Net cash provided by financing activities. During the first six months of 2005, we received proceeds of $2.6 million from stock option exercises and $426,000 from the employee stock purchase plan. Also during the first six months of 2005, we borrowed $55.1 million on our line of credit and made repayments of $40.0 million on our line of credit (including approximately $15 million to retire outstanding indebtedness of SpectraCare upon acquisition).

Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes to off-balance sheet arrangements described in our Form 10-K for the fiscal year ended January 1, 2005. Other than a $30.1 million increase in our line of credit obligation, there have been no material changes outside the ordinary course of business in our contractual obligations described in our Form 10-K for the fiscal year ended January 1, 2005.

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

We are also exposed to market risk in that the interest payable on our credit facility is based on variable interest rates and therefore is affected by changes in market rates. We do not use interest rate derivative instruments to manage exposure to changes in market interest rates. A 1% change in the weighted average interest rate charged under the credit facility would have resulted in interest expense fluctuating by approximately $330,000 and $70,000 for the six-month periods ended July 2, 2005 and July 3, 2004, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 29, 2005, a purported shareholder class action lawsuit relating to the Agreement and Plan of Merger, dated as of July 21, 2005 (the “Merger Agreement”), by and among Express Scripts, Inc., Pony Acquisition Corporation and us was filed in the Circuit Court of the Eighteenth Judicial Circuit, in and for Seminole County, Florida, naming us and each of our directors as defendants. The lawsuit, James Hanson v. Priority Healthcare Corporation, et al (Case No. 05-CA-1513-1627-K), alleges, among other things, that:

•	Our directors breached their fiduciary duties of good faith, fair dealing, loyalty and due care to our shareholders by failing to (a) fully inform themselves of the market value of us before entering into the Merger Agreement; (b) act in the best interests of our shareholders; (c) maximize shareholder value; (d) obtain the best financial and other terms when our independent existence will be materially altered by the Merger Agreement; and (e) act in accordance with their fundamental duties of good faith, fair dealing, due care and loyalty.

•	We aided and abetted our directors’ breaches of their fiduciary duties via entering into the Merger Agreement.

The complaint seeks the following relief: (1) a declaration that the lawsuit is properly maintainable as a class action and certification of the plaintiff as class representative and plaintiff’s counsel as class counsel; (2) a declaration that the Merger Agreement was entered into in breach of fiduciary duties and is therefore unlawful and unenforceable; (3) an injunction prohibiting us and our directors from proceeding with the Merger Agreement; (4) an injunction prohibiting us and our directors from consummating the merger unless and until we and our directors implement procedures to obtain the highest possible price for us; (5) an order directing our directors to exercise their fiduciary duties to obtain a transaction which is in the best interests of our shareholders until the process for the sale or auction of us is completed and the highest possible price is obtained; (6) an award of costs and disbursements, including reasonable attorneys’ and experts’ fees; and (7) such other and further relief as the court may deem just and proper.

We believe this lawsuit is without merit and plan to defend it vigorously.

See also Note 6 to our consolidated financial statements contained in this Form 10-Q, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares of Class B Common Stock Purchased	Average Price Paid per Share of Class B Common Stock	Total Number of Shares of Class B Common Stock Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares of Class B Common Stock that May Yet Be Purchased Under the Program (1)
April 3, 2005 - May 2, 2005	0	$—	0	2,000,000
May 3, 2005 - June 2, 2005	0	—	0	2,000,000
June 3, 2005 - July 2, 2005	0	—	0	2,000,000

Total	0	$—	0

(1)	On October 27, 2004, the Company’s Board of Directors approved the purchase of up to 2,000,000 shares of the Company’s outstanding shares of Class B Common Stock. The purchases are approved through October 31, 2005. No shares have been purchased to date. Pursuant to the Merger Agreement, we have agreed not to purchase any shares of our common stock prior to the closing of the merger or the earlier termination of the Merger Agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

a)	The annual meeting of the shareholders of the Company was held on May 16, 2005.

b)	The following directors were elected at the meeting to serve until the annual meeting of shareholders in the year 2008:

	Votes For	Votes Withheld
Robert L. Myers	52,134,136	1,596,822
Richard W. Roberson	53,167,332	563,626

In addition, the following directors continue in office until the annual meeting of shareholders in the year indicated:

William E. Bindley	2006
Steven D. Cosler	2006
Kathleen R. Hurtado	2006
Michael D. McCormick	2007
Thomas J. Salentine	2007
Glenn D. Steele, Jr.	2007

c)	Other matters voted upon and the results of the voting were as follows:

1)	The shareholders voted 53,550,817 in the affirmative and 145,941 in the negative, with 34,200 abstentions and 0 broker non-votes, to ratify the appointment of PricewaterhouseCoopers LLP as the independent registered certified public accounting firm for the Company for 2005.

Item 6. Exhibits.

(a)	Exhibit No.	Description
	2.1	Agreement and Plan of Merger, dated as of July 21, 2005, by and among Express Scripts, Inc., Pony Acquisition Corporation and the Registrant (incorporated herein by reference from the same exhibit number to the Registrant’s Current Report on Form 8-K filed on July 22, 2005).

	3-A	Restated Articles of Incorporation of the Registrant, as last amended May 22, 2000 (incorporated herein by reference from the same exhibit number to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005).

	3-B	By-Laws of the Registrant, as last amended July 21, 2005.

	4-A	(i) Revolving Credit Agreement, dated as of February 5, 2004, among the Registrant, as Borrower, the Lenders from time to time parties thereto, and SunTrust Bank, as Administrative Agent (incorporated herein by reference from the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

(ii) First Amendment to Revolving Credit Agreement, dated as of February 27, 2004, among the Registrant, as Borrower, the Lenders from time to time parties thereto, and SunTrust Bank, as Administrative Agent (incorporated herein by reference from the same exhibit number to the Company’s Annual Report on Form 10-K for the year ended January 3, 2004).

10-C(vi)	Fifth Amendment to Priority Healthcare Corporation 1997 Stock Option and Incentive Plan (incorporated herein by reference from the same exhibit number to the Registrant’s Current Report on Form 8-K filed on May 20, 2005).

10-P(iv)	Third Amendment to Priority Healthcare Corporation Broad Based Stock Option Plan (incorporated herein by reference from the same exhibit number to the Registrant’s Current Report on Form 8-K filed on May 20, 2005).

10-EE	Form of Indemnification Agreement between the Registrant and its Executive Officers (incorporated herein by reference from the same exhibit number to the Registrant’s Current Report on Form 8-K filed on July 8, 2005).

10-FF	Form of Indemnification Agreement between the Registrant and its Directors (incorporated herein by reference from the same exhibit number to the Registrant’s Current Report on Form 8-K filed on July 8, 2005).

10-GG	Form of Change in Control Agreement between Pony Acquisition Corporation, the Registrant, and each of Steven D. Cosler, Guy F. Bryant, Tracy R. Nolan, Kim K. Rondeau, Rebecca M. Shanahan, and Stephen M. Saft (incorporated herein by reference from exhibit number 10.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2005).

10-HH	Schedule to Exhibit 10-GG summarizing the material differences of each Change in Control Agreement from the form of Change in Control Agreement filed as Exhibit 10-GG (incorporated herein by reference from exhibit number 10.2 to the Registrant’s Current Report on Form 8-K filed on July 22, 2005).

10-II	Change in Control Agreement, dated as of July 21, 2005, between Pony Acquisition Corporation, the Registrant, and Robert L. Myers (incorporated herein by reference from exhibit number 10.3 to the Registrant’s Current Report on Form 8-K filed on July 22, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2005	PRIORITY HEALTHCARE CORPORATION

	BY:	/s/ STEPHEN M. SAFT
Stephen M. Saft
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)